Form 10-K
period 2010-12-31
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2011-02-22
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675207

001-11355	United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675206

001-10323	Continental Airlines, Inc. 1600 Smith Street, Dept. HQSEO Houston, Texas 77002 (713) 324-2950	Delaware	74-2099724

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
United Continental Holdings, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
United Air Lines, Inc.	None	None
Continental Airlines, Inc.	None	None

Securities registered pursuant to Section 12 (g) of the Act:

United Continental Holdings, Inc.	None	United Air Lines, Inc.	None
Continental Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Continental Holdings, Inc.	Yes ☒ No ☐	United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Continental Holdings, Inc.	Yes ☐ No ☒	United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Continental Holdings, Inc.	Yes ☒ No ☐	United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

United Continental Holdings, Inc.	Yes ☐ No ☐	United Air Lines, Inc.	Yes ☐ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

United Continental Holdings, Inc.	☒	United Air Lines, Inc.	☒
Continental Airlines, Inc.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

United Continental Holdings, Inc.	Yes ☐ No ☒	United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of United Continental Holdings, Inc. was $3,451,199,030 as of June 30, 2010. There is no market for United Air Lines, Inc. common stock or Continental Airlines, Inc. common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

United Continental Holdings, Inc.	Yes ☒ No ☐	United Air Lines, Inc.	Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 15, 2011.

United Continental Holdings, Inc.	328,550,825 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.)
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

OMISSION OF CERTAIN INFORMATION

This combined Form 10-K is separately filed by United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.

United Air Lines, Inc. and Continental Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2011 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Air Lines, Inc. and Subsidiary Companies

Continental Airlines, Inc. and Subsidiary Companies

Report on Form 10-K

For the Year Ended December 31, 2010

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). This combined Annual Report on Form 10-K is separately filed by each of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Each registrant hereto is filing on its own behalf all of the information contained in this report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental. As UAL consolidates United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United activities also apply to UAL. Effective October 1, 2010, disclosures that related to Continental activities also apply to UAL. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures. This report uses “Continental Successor” to refer to Continental subsequent to the Merger (defined below) and “Continental Predecessor” to refer to Continental prior to the Merger.

UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Our world headquarters is located at 77 W. Wacker Drive, Chicago, Illinois 60601. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (312) 997-8000). The Company’s web address is www.unitedcontinentalholdings.com. The information contained on or connected to the Company’s web address is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov. Each of UAL and Continental has a code of ethics for directors, officers and employees. The codes serve as a “Code of Ethics” as defined by SEC regulations, and as a “Code of Business Conduct and Ethics” under the NYSE’s Listed Company Manual. The codes are available on the Company’s website. Waivers granted to certain officers from compliance with or future amendments to these codes, including the adoption of a code of ethics for the combined company, will be disclosed on the Company’s website in accordance with Item 5.05 of Form 8-K.

Merger

On May 2, 2010, UAL Corporation, Continental, and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger providing for a “merger of equals” business combination. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both Continental and United and UAL Corporation’s name was changed to United Continental Holdings, Inc. Until the operational integration of United and Continental is complete, United and Continental will continue to operate as separate airlines. UAL’s consolidated financial statements include the results of operations of Continental and its subsidiaries for the period subsequent to October 1, 2010.

UAL expects the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis by 2013, including between $800 million and $900 million of incremental annual revenues, in large part from expanded customer options resulting from the greater scope and scale of the network, fleet optimization and additional international service enabled by the broader network of the combined company. UAL expects the combined company to realize between $200 million and $300 million of net cost synergies on a run-rate basis by 2013. We also expect that the combined company will incur substantial expenses in connection with the Merger. There are many factors that could affect the total amount or the timing of those expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition to transactional merger-related charges, UAL has incurred and expects to incur additional material merger and integration-related charges to combine the operations of United and Continental. See Notes 1 and 21 to the financial statements included in Item 8 and Item 1A, Risk Factors, for additional information on the Merger.

Operations

United and Continental transport people and cargo through their mainline operations, which utilize full-sized jet aircraft, and regional operations, which utilize smaller aircraft that are operated under contract by United Express, Continental Express and Continental Connection carriers. See Item 2, Properties, for a description of the Company’s mainline and regional aircraft.

With key global air rights in the U.S., Pacific region, Europe, Middle East, Africa, and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and Continental and their regional carriers, operates approximately 5,800 flights a day to more than 375 U.S. domestic and international destinations from the Company’s hubs at A.B. Won Pat International Airport (“Guam”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Hopkins International Airport (“Cleveland Hopkins”), Los Angeles International Airport (“LAX”), Newark Liberty International Airport (“New York Liberty”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”). Including its regional operations, United operates approximately 3,350 flights a day to more than 235 U.S. domestic and international destinations based on its annual flight schedule as of January 1, 2011. Including its regional operations, Continental operates approximately 2,500 flights a day to more than 280 U.S. domestic and international destinations based on its annual flight schedule as of January 1, 2011.

All of the Company’s domestic hubs are located in large business and population centers, contributing to a large amount of “origin and destination” traffic. Our hub and spoke system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. Our hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As discussed under Alliances below, United and Continental are both members of Star Alliance, the world’s largest airline network.

The Company offers a different set of services to target distinct customer groups. This strategy of market and product segmentation is intended to optimize margins and costs, and is focused on delivering an improved experience for all customers and a best-in-class experience for premium customers. Some of these services include:

Services

United

•	First and Business class seating on transcontinental flights and United Economy Plus®, the latter providing three to five inches of extra legroom on all mainline flights.

•

International premium travel experience featuring 180-degree, lie-flat beds in First and Business class. Certain aircraft have been refitted with new premium seats, entertainment systems and other product enhancements. United has completed these upgrades on all of its 21 Boeing 767-300ER aircraft, all of its 24 Boeing 747 aircraft and 8 of its 46 Boeing 777 aircraft. United expects to complete the remaining aircraft upgrades by 2013.

•	United’s p.s.SM—a premium transcontinental service connecting New York with both Los Angeles and San Francisco.

•

Premier® status for Mileage Plus® program members who qualify based on the number of paid flight miles or fares purchased in a calendar year. Premier® status passengers receive priority treatment in check-in and boarding areas, the ability to check up to two bags without fees and access to special security lanes at certain airports.

Continental

•

Flat-bed BusinessFirst seats offered on Continental’s Boeing 777 aircraft and 31 of its 41 Boeing 757-200 aircraft with approximately 6.5 feet of sleeping space, laptop power and 15.4-inch video monitors. Continental expects to complete the remaining Boeing 757-200 aircraft updates by the summer of 2011.

•

Audio Video on Demand entertainment systems in BusinessFirst and economy seats on Continental’s Boeing 777 and 757-200 aircraft featuring a large selection of movies, television shows, music and interactive video games.

•

Continued installation of DIRECTV® satellite programming on Continental’s entire fleet of narrowbody Boeing 737 Next-Generation aircraft (737-700, 737-800, 737-900 and 737-900ER aircraft) and Boeing 757-300 aircraft, with more than 100 channels of live television and previously recorded programming. Continental has completed the installation of DIRECTV® on the majority of its Boeing 737 Next-Generation aircraft and expects to complete the installation on its Boeing 757-300 aircraft during 2011.

•

EliteAccess service for OnePass members who qualify based on the number of paid flight miles or the fares purchased in a calendar year, first class and BusinessFirst ticket holders and travelers with high-yield coach tickets who qualify as Elite for the Day. EliteAccess passengers receive priority treatment in check-in, boarding and baggage claim areas, the ability to check up to three bags without fees and access to special security lanes at certain airports.

Regional Carriers. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express, Continental Express and Continental Connection. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows more frequent flights to smaller cities than could be provided economically with full sized mainline jet aircraft. Atlantic Southeast Airlines, Chautauqua Airlines, Colgan Airlines (“Colgan”), CommutAir Airlines, ExpressJet Airlines, GoJet Airlines, Mesa Airlines, Shuttle America, SkyWest Airlines (“SkyWest”) and Trans States Airlines

(“Trans States”) are all regional carriers, most of which operate under capacity purchase agreements with United and/or Continental. Under these agreements, the Company pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for superior operational performance) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these capacity purchase agreements, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by the Company. The Company also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats.

While the regional carriers operating under capacity purchase agreements comprise more than 95% of all regional flights, the Company also has prorate agreements with Hyannis Air Service, Inc. (“Cape Air”), Colgan, Gulfstream International Airlines (“Gulfstream”), SkyWest and Trans States. Under prorate agreements, the Company and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both the Company and the prorate partners are individually responsible for their own costs of operations. Unlike capacity purchase agreements, under a prorate agreement, the regional carrier retains the control and risk of scheduling, market selection, local seat pricing and inventory for its flights, although the carriers may coordinate schedules to maximize connections.

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 to the financial statements included in Item 8 of this report.

Alliances. United and Continental have a number of bilateral and multilateral alliances with other airlines, which enhance travel options for customers seeking access to markets that United and Continental do not serve directly. These marketing alliances typically include one or more of the following features: joint loyalty program participation; codesharing of flight operations (whereby seats on one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules; and other resource-sharing activities.

United and Continental are members of Star Alliance, a global integrated airline network co-founded by United in 1997 and the most comprehensive airline alliance in the world. As of January 1, 2011, Star Alliance carriers served 1,160 airports in 181 countries with 21,000 daily flights. Current Star Alliance partners, in addition to United and Continental, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana Airlines, Austrian Airlines, Blue1, bmi, Brussels Airlines, Croatia Airlines, EGYPTAIR, LOT Polish Airlines, Lufthansa, Scandinavian Airlines, Singapore Airlines, South African Airways, Spanair, Swiss International Air Lines, TAM, TAP Portugal, THAI, Turkish Airlines and US Airways. Air India, Avianca-TACA and Copa Airlines have been announced as future Star Alliance members.

In September 2010, United, Continental and Air Canada entered into a memorandum of understanding to establish a revenue-sharing, transborder joint venture, subject to the execution of a definitive joint venture agreement, completion of necessary filings, receipt of regulatory approvals and finalization of documentation. United, Continental and Air Canada have antitrust immunity from the DOT for transborder coordination. The joint venture is currently under review by the Canadian Competition Bureau.

In November 2010, United, Continental and All Nippon Airways received antitrust immunity approval from the Japanese government and the DOT enabling the carriers to establish a trans-Pacific joint venture to integrate the services they operate between the United States and Japan, and other destinations in Asia, and to derive potentially significant benefits from coordinated scheduling, pricing, sales and inventory management. The integration of services will also allow the three carriers to offer passengers highly competitive flight schedules, fares and services. We expect this joint venture to commence in the second quarter of 2011.

In December 2010, pursuant to antitrust immunity approval granted by the DOT, United, Continental, Air Canada and Lufthansa executed a joint venture agreement covering trans-Atlantic routes. The joint venture is expected to deliver highly competitive flight schedules, fares and service. The European Commission, which has been conducting a parallel review of the competitive effects of the joint venture similar to the DOT’s review, has not yet completed its review. The joint venture has a revenue-sharing structure that results in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to an historic period, or “baseline,” which is reset annually. The payments are calculated on a quarterly basis and subject to a cap. The revenue sharing aspects of this joint venture were retroactive to January 2010. See Industry Regulation below.

United and Continental have independent marketing agreements with other air carriers including Aer Lingus, Cape Air, Colgan, Copa Airlines, Emirates, EVA Airways Corporation, Great Lakes Aviation, Gulfstream, Hawaiian Airlines, Island Air, Qatar Airways, TACA Group, and Virgin Atlantic Airways. In addition, Continental has a train-to-plane alliance with Amtrak.

Fuel. Aircraft fuel has been the Company’s single largest operating expense for the last several years. The table below summarizes UAL’s fuel cost data, excluding hedge impacts, during the last three years.

Year	Gallons Consumed (in millions)	Fuel Cost Excluding Hedge Impacts (b) (in millions)	Average Price Per Gallon Excluding Hedge Impacts (b)	Percentage of Total Operating Expense (c)
2010 (a)	2,798	$6,581	$2.35	31%
2009 (a)	2,338	$4,308	$1.84	27%
2008 (a)	2,553	$8,371	$3.28	39%

(a)	Excludes Continental Predecessor fuel consumption and cost prior to October 1, 2010.
(b)	Excludes fuel hedge gains (losses) classified within fuel expense of $(105) million, $104 million and $(608) million for 2010, 2009, and 2008, respectively.
(c)	Calculation excludes special charges identified in Item 6 of this report.

The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations and financial position. To ensure adequate supplies of fuel and to obtain a measure of control over prices in the short term, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. To protect against increases in the prices of fuel, the Company routinely hedges a portion of its future fuel requirements, provided the hedges are expected to be cost effective. The Company uses fixed price swaps, purchased call options, collars or other such commonly used financial hedge instruments based on aircraft fuel or closely related commodities like heating oil and crude oil. The Company strives to maintain fuel hedging levels and exposure generally consistent with industry standards so that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors.

Loyalty Programs. United’s Mileage Plus program and Continental’s OnePass program build customer loyalty by offering awards and services to program participants. Members in these programs can earn mileage credit for flights on United, United Express, Continental, Continental Express and Continental Connection, members of Star Alliance and certain other airlines that participate in the programs. Miles can also be earned by purchasing the goods and services of our non-airline partners, such as retail merchants, hotels, car rental companies and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. At December 31, 2010, United and Continental had more than 58 million and 41 million members, respectively, enrolled in their programs.

Both of the Company’s loyalty programs have co-brand agreements with Chase Bank USA, N.A. (“Chase”). Under these agreements, loyalty program members accrue frequent flyer miles for making purchases using Mileage Plus and OnePass credit cards issued by Chase. These co-brand agreements provide for joint marketing of the credit card programs and provide Chase with other benefits such as permission to market to the Company’s customer database.

In 2010, 2.4 million Mileage Plus travel awards were used on United, as compared to 2.1 million and 2.3 million in 2009 and 2008, respectively. These awards represented 7.5%, 8.3% and 9.1% of United’s total revenue passenger miles in 2010, 2009 and 2008, respectively. Also in 2010, 1.6 million OnePass travel awards were used on Continental, as compared to 1.3 million and 1.6 million in 2009 and 2008, respectively. These awards represented 5.7%, 5.9% and 8.4% of Continental’s total revenue passenger miles in 2010, 2009 and 2008, respectively.

In addition, Mileage Plus members redeemed miles for approximately 975,000 non-United travel awards in 2010 as compared to 885,000 in 2009. Non-United travel awards include Red Carpet Club memberships, car and hotel awards, merchandise and travel solely on another air carrier, among others. The increase in the number of non-United travel awards redeemed in 2010 was due to the expansion of the merchandise programs and the launch of a new car and hotel award program in the fourth quarter of 2009. Total miles redeemed for travel on United in 2010, including class-of-service upgrades, represented 86% of the total miles redeemed (for both completed and future travel).

Distribution Channels. The majority of the Company’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems (“GDS”). The growing use of internal websites, such as www.united.com and www.continental.com, alternative distribution systems and new GDS entrants provides the Company with an opportunity to de-commoditize its services, better control its content, make more targeted offerings, retain its customers, enhance its brand and lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its websites and explore alternative distribution channels.

Industry Conditions

Economic Conditions. The Company’s costs and revenues are highly correlated to the economic health and growth of the United States and the global markets the Company serves. The Company’s financial performance improved significantly in 2010 consistent with the improvement in global economic conditions. Similarly, the Company’s results were adversely impacted in 2009 and 2008 as the global recession experienced over this period resulted in significant declines in industry passenger demand, accompanied by a reduction in fare levels. The drop in demand was greater among business and premium cabin travelers, as corporations significantly reduced their spending on business travel. As discussed further in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, adverse economic conditions have had, and in the future may have, negative impacts on passenger demand and revenue.

Domestic Competition. The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing U.S. carriers are generally free to initiate service between any two points within the United States. The Company’s competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation and emerging technological substitutes such as videoconferencing. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect where a carrier serves the same two cities non-stop from an alternative airport in that city, or via an itinerary requiring a connection at another airport.

Carriers that operate as low cost carriers or that have lower cost structures achieved through reorganization may be more competitive with the rest of the industry, resulting in lower fares for such carriers’ passengers with a potential negative impact on the Company’s revenues. In addition, future airline mergers or acquisitions may enable airlines to improve their revenue and cost performance relative to peers and thus enhance their competitive position within the industry.

Domestic pricing decisions are largely affected by the need to be competitive with other U.S. airlines. Fare discounting by competitors has historically had a negative effect on our financial results because we often find it necessary to match competitors’ fares to maintain passenger traffic. Attempts by the Company and other airlines to raise fares often fail due to a lack of competitive matching.

International Competition. In international markets the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. The United States and European Union (“EU”) agreement in 2008 to reduce restrictions on flight operations between the two regions has increased competition for United’s transatlantic network from both U.S. and European airlines. In our Pacific operations, competition is expected to increase as the governments of the United States and China recently approved additional U.S. and Chinese airlines to fly new routes between the two countries, although the commencement of some new services to China was postponed due to the weak global economy. Competition in the Pacific is also expected to increase as a result of the execution of the open skies agreement between the United States and Japan in October 2010. See Industry Regulation, below. Competition in the Pacific may also increase if Japan Airlines, which filed for bankruptcy in January 2010 and received reorganization plan approval in November 2010, becomes a stronger competitor in the region as a result of its restructuring. Part of the Company’s ability to compete successfully with non-U.S. carriers on international routes is its ability to generate traffic from and to the entire U.S. via its integrated domestic route network. Foreign carriers are currently prohibited by U.S. law from carrying local passengers between two points in the U.S. and the Company experiences comparable restrictions in many foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for further information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, second and third quarter revenues, which reflect higher travel demand, are better than first and fourth quarter revenues, which reflect lower travel demand.

Industry Regulation

Domestic Regulation.

General. All carriers engaged in air transportation in the U.S. are subject to regulation by the DOT. Among its responsibilities, the DOT issues certificates of public convenience and necessity for domestic air transportation; no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity. The DOT also grants international route authorities, approves international codeshare arrangements, regulates methods of competition and enforces certain consumer protection statutes and regulations, such as those dealing with advertising, denied boarding compensation and baggage liability.

Airlines are also regulated by the Federal Aviation Administration (“FAA”), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security. See Legislation, below. The U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”). The Company is also subject to inquiries by the DOT, FAA, DOJ and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United and Continental are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C.

(“Washington Reagan”), John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and New York Liberty. In addition, to address concerns about airport congestion, the FAA has designated certain airports, including New York Liberty, JFK and LaGuardia as “high density traffic airports” and has imposed operating restrictions at these three airports, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots may be proposed in the future that could affect the Company’s rights of ownership and transfer.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In addition to federal, state and local taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending that may increase the Company’s operating costs if imposed on the Company. Congress is currently attempting to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources. Congress may also pass other legislation that could increase labor and operating costs. Climate change legislation, which would regulate greenhouse gas emissions, is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

In April 2010, the DOT implemented a new rule requiring certain air carriers, including United and Continental, to adopt contingency plans for tarmac delays exceeding three hours at most U.S. airports. A carrier’s failure to meet certain service performance criteria under the rule could subject it to substantial civil penalties. The DOT has also proceeded with other regulatory changes in this area, including proposals regarding treatment of and payments to passengers involuntarily denied boarding, domestic baggage liability and airline scheduling practices. Additionally, since September 11, 2001, aviation security has been, and continues to be, a subject of frequent legislative and regulatory action, requiring changes to the Company’s security processes and frequently increasing the cost of its security procedures.

In September 2010, the FAA proposed changes to flight crew duty and rest requirements for all U.S. airlines operating under part 121 of FAA regulations. These changes, if adopted by the FAA as initially proposed, would likely require us to make changes to our flight operations that could materially increase our costs. Continental, United and other airlines and trade associations have submitted comments to the FAA to reduce these proposed burdens substantially, but it is unclear at this time whether the FAA will adopt them in its final rule.

International Regulation.

General. International air transportation is subject to extensive government regulation. In connection with the Company’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries United and Continental serve. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all U.S.-flag carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 100 open skies agreements in effect. Additionally, many of the airports that United and Continental serve in Europe, Asia and Latin America, maintain slot controls. A large number of these are restrictive due to congestion at these airports. London Heathrow International Airport (“London Heathrow”), Frankfurt Rhein-Main Airport, Shanghai Pudong

International Airport, Beijing Capital International Airport, Sao Paulo Guarhulos International Airport and Tokyo Narita International Airport are among the most restrictive airports due to capacity limitations. United and Continental have significant operations at these locations.

The Company’s ability to serve some foreign markets and expand into certain others is limited by the absence of aviation agreements between the U.S. government and the relevant foreign governments. Shifts in U.S. or foreign government aviation policies may lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of the Company’s international route authorities and slot rights may be materially enhanced or diminished.

The U.S./EU open skies agreement provides U.S. and EU carriers with expansive rights, including the right to operate between any point in the United States and the EU. The agreement has no direct impact on airport slot rights or airport facilities nor does it provide for a reallocation of existing slots or facilities, including those at London Heathrow. Because of the diverse nature of potential impacts on the Company’s business, the overall future impact of the U.S./EU agreement on the Company’s business cannot be predicted with certainty.

In October 2010, the open skies agreement between the United States and Japan became effective, enabling U.S. or Japanese carriers to fly between any point in the United States and any point in Japan and, in the case of U.S. carriers, beyond Japan to points in other countries the carrier is authorized to serve. The agreement eliminates the restrictions on the number of frequencies carriers can operate and requires governments in both the United States and Japan to concur before taking action to regulate a carrier’s fares or rates.

Environmental Regulation.

General. The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, and the management of hazardous substances, oils and waste materials. Areas of developing regulations include new regulations surrounding the emission of greenhouse gases (discussed further below), State of California rule-makings regarding air emissions from ground support equipment, and a federal rule-making concerning the discharge of deicing fluid.

Climate Change. There are certain laws and regulations relating to climate change that apply to the Company, including the EU Emissions Trading Scheme (“ETS”) (which is subject to legal challenge), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco Maintenance Center and co-located cogeneration plant). In addition, there are land-use planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas ETS, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. Beginning in 2012, the ETS would require the Company to ensure it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions from flights to and from EU member states with such allowances then surrendered on an annual basis to the government. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU ETS as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization (“ICAO”) with respect to the EU’s inclusion of non-EU carriers. If the scheme is found to be valid, it could significantly increase the cost of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to the Company is difficult to calculate with certainty due to a number of variables. Those potential costs will depend, among other things, on the baseline carbon emissions yet to be determined by the EU, the Company’s future carbon emissions from flights to and from the EU, and the price of carbon credits.

In addition to current regulatory programs, there is also the potential for additional climate change regulation. In 2010, the Administrator of the U.S. Environmental Protection Agency (“EPA”) found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges have been initiated and legislative proposals are expected that may invalidate this endangerment finding (and/or the EPA’s assertion of authority under the Clean Air Act), the finding could result in EPA regulation of commercial aircraft emissions.

Further, the ICAO recently signaled through an ICAO Assembly Resolution that it will be developing a regulatory scheme for aviation greenhouse gas emissions. There could be other regulatory actions taken in the future by the U.S. government, state governments within the U.S., foreign governments, or through a separate United Nations global climate change treaty to regulate the emission of greenhouse gases by the aviation industry, which could result in multiple schemes applying to the same emissions. The precise nature of any such requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Other Environmental Matters. In addition, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system and do not conflict with federal law. Some U.S. and foreign airports, including airports located in certain of our hub cities, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports.

The airline industry is also subject to other environmental laws and regulations that require the Company to remediate soil or groundwater to meet certain objectives and which may require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as “Superfund,” and similar environmental cleanup laws, generators of waste materials and owners or operators of facilities can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse effect on the Company’s business.

Employees

As of December 31, 2010, UAL, including its subsidiaries, had approximately 86,000 active employees. Approximately 72% of UAL’s employees were represented by various U.S. labor organizations as of December 31, 2010. As of December 31, 2010, United had approximately 46,000 active employees and Continental had approximately 40,000 active employees. The following table reflects the Company’s employee groups, number of employees per employee group, representative union for each of United’s and Continental’s employee groups, and amendable date for each employee group’s collective bargaining agreement:

United Employee Group	Number of Employees	Union	Contract Open for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance Instructors/Fleet Technical Instructors	14,471	International Association of Machinists and Aerospace Workers (“IAM”)	January 2010
Flight Attendants	12,755	Association of Flight Attendants— Communication Workers of America (“AFA”)	January 2010
Pilots	5,605	Air Line Pilots Association— International (“ALPA”)	January 2010
Mechanics & Related	4,728	International Brotherhood of Teamsters (“Teamsters”)	January 2010
Engineers	195	International Federation of Professional and Technical Engineers (“IFPTE”)	January 2010
Dispatchers	158	Professional Airline Flight Control Association (“PAFCA”)	January 2010

Continental Employee Group
Flight Attendants	8,153	IAM	December 2009
Fleet Service Employees	6,918	Teamsters	December 2012
Pilots	4,273	ALPA	December 2008
Mechanics	3,637	Teamsters	December 2012
Continental Micronesia, Inc. (“CMI”) Fleet and Passenger Service Employees	544	Teamsters	November 2011
CMI Flight Attendants	246	IAM	December 2010
Dispatchers	109	Transport Workers Union (“TWU”)	December 2013
CMI Mechanics	115	Teamsters	December 2009
Flight Simulator Technicians	40	TWU	December 2012

Collective bargaining agreements are negotiated under the RLA, which governs labor relations in the air transportation industry. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” Contracts remain in effect while new agreements are negotiated. During the negotiation period, both the Company and the negotiating union are required to maintain the status quo.

The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of United’s and Continental’s collective bargaining agreements and union policies. Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve union representation disputes arising out of airline mergers. Under the McCaskill-Bond Amendment, “fair and equitable” integration of seniority lists is required, including arbitration where the interested parties cannot reach a consensual agreement. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.

United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United filed for mediation assistance in conjunction with four of its six unions: ALPA, AFA, IAM and PAFCA. While the labor contract with the Teamsters also contemplates filing for mediation, the parties agreed to continue in direct negotiations. The current contract with the IFPTE does not stipulate filing for mediation.

In March 2010, Continental reached a tentative agreement on a new four-year labor contract with the union that represents its dispatchers, which was ratified in April 2010. In September 2010, Continental reached a tentative agreement on a new labor contract with the union that represents its aircraft maintenance technicians and related employees, which was ratified in November 2010. Continental negotiated a collective bargaining agreement with the Teamsters covering its fleet service employees in November 2010 which was ratified in December 2010. In January 2011, Continental reached a tentative agreement on a new labor contract with the union that represents its flight attendants. The agreement is scheduled for a ratification vote, the results of which are expected to be announced on or around February 26, 2011.

After the Company’s May 2010 merger announcement, ALPA opted to suspend negotiations at both United and Continental to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations for the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing. In December 2010, ALPA and the Company jointly applied to the NMB for mediation assistance for pilots and flight instructors.

In January 2011, the IAM filed an application seeking single-carrier findings by the NMB for purposes of union representation covering fleet service employees at Continental and ramp service employees at United. Also in January 2011, the AFA announced that it had filed a similar request with the NMB for purposes of union representation for United and Continental flight attendants. The Company anticipates that other applications will be filed by various unions covering smaller groups of employees. If the NMB determines that United and Continental are considered a single carrier, the relevant employees may vote with respect to union representation. Until elections occur, the incumbent unions will continue to represent those employee groups who are currently represented.

The outcome of these labor negotiations may materially impact the Company’s future financial results. However, the Company is unable at this time to assess the timing or magnitude of such impact, if any.

ITEM 1A.	RISK FACTORS.

The following risk factors should be read carefully when evaluating the Company’s business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

The Merger may present certain material risks to the Company’s business and operations.

The Merger, described in Item 1, Business, may present certain risks to the Company’s business and operations including, among other things, risks that:

•	we may be unable to successfully integrate the businesses and workforces of United and Continental;

•	conditions, terms, obligations or restrictions relating to the Merger that may be imposed on us by regulatory authorities may adversely affect the Company’s business and operations;

•	we may lose additional management personnel and other key employees and may be unable to attract and retain such personnel and employees;

•	we may be unable to successfully manage the expanded business with respect to monitoring new operations and associated increased costs and complexity;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger and integration;

•

we may be unable to successfully manage the complex integration of systems, technology, aircraft fleets, networks and other assets of United and Continental in a manner that minimizes any adverse impact on customers, vendors, suppliers, employees and other constituencies;

•	our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	we may experience disruption of, or inconsistencies in, each of United’s and Continental’s standards, controls, procedures, policies and services; and

•	we may be unable to successfully negotiate and maintain current or future strategic partnerships of United and Continental on terms acceptable to the Company.

Accordingly, there can be no assurance that the Merger will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect, that these benefits will be achieved within the anticipated timeframe or that we will be able to fully and accurately measure any such synergies.

Certain of the Company’s financing agreements have covenants that impose operating and financial restrictions on the Company and its subsidiaries. The Company may be unable to continue to comply with the covenants in these agreements. A failure to comply with these covenants could result in the accelerated maturity of debt obligations, which could materially and adversely affect the Company’s liquidity.

United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”), the indenture governing Continental’s 6.75% Senior Secured Notes due 2015 (the “6.75% Notes”) and the indentures governing United’s 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013 (the “United Senior Notes,” and together with the 6.75% Notes, the “Senior Notes”) impose certain operating and financial covenants, as applicable, on the Company, on United and its material subsidiaries, or on Continental and its subsidiaries.

Among other covenants, the Amended Credit Facility requires UAL, United and certain of United’s material subsidiaries who are guarantors under the Amended Credit Facility to maintain a minimum unrestricted cash balance (as defined in the Amended Credit Facility) of $1.0 billion at all times; a minimum ratio of collateral value to debt obligations (that may increase if a specified dollar value of the route collateral is released); and a minimum fixed charge coverage ratio of 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter.

Among other covenants, the indentures governing the Senior Notes require the issuer to maintain a minimum ratio of collateral value to debt obligations. If the value of the collateral underlying that issuer’s Senior Notes declines such that the issuer no longer maintains the minimum required ratio of collateral value to debt obligations, the issuer may be required to pay additional interest at the rate of 2% per annum, provide additional collateral to secure the noteholders’ lien or repay a portion of the Senior Notes.

The Company’s ability to comply with the covenants in the Amended Credit Facility and the indentures governing the Senior Notes may be affected by events beyond its control, including the overall industry revenue environment and the level of fuel costs, and the Company may be required to seek waivers or amendments of covenants, repay all or a portion of the debt or find alternative sources of financing. The Company cannot provide assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Company.

A breach of certain of the covenants or restrictions contained in the Amended Credit Facility or indentures governing the Senior Notes could result in a default and a subsequent acceleration of the applicable debt obligations. In addition, the indentures governing the United Senior Notes contain a cross-acceleration provision pursuant to which a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under such indentures. A default under these indentures could allow holders of the United Senior Notes to accelerate the maturity of the obligations in these indentures.

See Note 14 to the financial statements included in Item 8 of this report for further discussion of our operating and financial covenants under certain of the Company’s financing agreements.

The Company may be unable to continue to comply with certain covenants in agreements with financial institutions that process customer credit card transactions, which, if not complied with, could materially and adversely affect the Company’s liquidity.

United and Continental have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of United’s and Continental’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that United and Continental maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which United and Continental have not yet provided the air transportation (referred to as “relevant advance ticket sales”).

United’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) contains a cash reserve requirement, determined based on the amount of unrestricted cash held by United as defined under the Amended Credit Facility. If United’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if United’s unrestricted cash balance is less than $2.5 billion or certain lower minimum cash amounts, its required reserve will increase to stated percentages of relevant advance ticket sales that could be significant. Based on United’s December 31, 2010 unrestricted cash balance, United was not required to provide cash collateral above the current $25 million reserve balance.

Under United’s credit card processing agreement with American Express, in addition to certain other risk protections provided to American Express, United is required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date with United’s required reserves increasing to stated percentages of net current exposure that could be significant as United’s unrestricted cash balance falls below certain minimum cash amounts. The agreement with American Express permits United to provide certain replacement collateral in lieu of cash collateral, as long as United’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties. Based on United’s unrestricted cash balance at December 31, 2010, United was not required to provide any reserves under this agreement.

Continental’s credit card processing agreement with JPMorgan Chase and affiliates of JPMorgan Chase contains financial covenants that require, among other things, that Continental post additional cash collateral if it fails to maintain (1) a minimum level of Continental’s unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of Continental’s unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating for Continental of at least Caa3 and CCC- from Moody’s and Standard & Poor’s, respectively. If a covenant trigger under the JPMorgan Chase processing agreement results in Continental’s posting additional collateral under that agreement, Continental will also be required to post additional collateral under its credit card processing agreement with American Express that could be significant.

If Continental’s unrestricted cash balance is at or more than $2.0 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if Continental’s unrestricted cash balance is less than $2.0 billion or certain lower minimum cash amounts, its required reserve will increase to stated percentages of relevant advance ticket sales that could be significant. Based on Continental’s December 31, 2010 unrestricted cash balance, Continental was not required to provide cash collateral above the current $25 million reserve balance.

An increase in the future reserve requirements and the posting of a significant amount of cash collateral, as provided by the terms of any or all of United’s and Continental’s material credit card processing agreements, could materially reduce the Company’s liquidity. See Note 17 to the financial statements included in Item 8 of this report for a detailed discussion of our obligations under the Company’s credit card processing agreements.

The Company may not be able to maintain adequate liquidity.

The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, the Company has substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. While the Company’s cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, the Company’s future liquidity could be negatively impacted by the risk factors discussed in this Item 1A, including, but not limited to, substantial volatility in the price of fuel, adverse economic conditions and disruptions in the global capital markets.

In the event that the Company’s liquidity is constrained due to the factors noted above or otherwise, the Company’s failure to comply with certain financial covenants under its financing and credit card processing agreements, timely pay its debts, or comply with other material provisions of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, the increase of required reserves under credit card processing agreements, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s financial position and results of operations.

Further, certain of the Company’s debt is secured by collateral and the Company may have limited remaining assets available as collateral for loans or other indebtedness, which may make it difficult to raise additional capital to meet its liquidity needs. The Company’s level of indebtedness, non-investment grade credit rating and the current market conditions may also make it difficult for the Company to raise capital to meet its liquidity needs and may increase its cost of borrowing. A higher cost of capital could negatively impact its results of operations, financial position and liquidity.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding the Company’s liquidity.

Economic and industry conditions constantly change and unfavorable global economic conditions may have a material adverse effect on the Company’s business and results of operations.

The Company’s business and results of operations are significantly impacted by general economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for our air transportation services depends largely on favorable general economic conditions, including the strength of the global and local economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit. For leisure travelers, air transportation is often a discretionary purchase that those consumers can eliminate from their spending in difficult economic times. In addition, during periods of unfavorable economic conditions, businesses usually reduce the volume of their business travel, either due to cost-savings initiatives or as a result of decreased business activity requiring travel.

The overall demand for air transportation in the United States significantly decreased in 2008 and 2009 due to the severe global economic recession, and this decline in demand disproportionately reduced the volume of high-yield traffic in the premium cabins on domestic and international flights, as many business travelers either curtailed their travel or purchased lower yield economy tickets. Decreases in passenger and cargo demand that resulted in lower passenger volumes and lower ticket fares had a significant adverse impact on our results of operations in 2008 and 2009. While some economic indicators are beginning to exhibit growth, other economic indicators that may reflect an economic recovery, such as unemployment, may not improve for an extended period of time. In addition, decreases in cargo revenues due to lower demand have a disproportionate impact on our operating results as our cargo revenues generally have higher margins as compared to our passenger revenues. Stagnant or worsening global economic conditions that contribute to reduced passenger and cargo revenues may have a material adverse effect on the Company’s revenues, results of operations and liquidity.

In addition to its effect on demand for our services, the global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable. Although access to the capital markets has improved, if economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt and to satisfy future capital commitments.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results.

Expenditures for aircraft fuel and related taxes represent one of the largest single costs of operating the Company’s business. The Company’s financial condition and result of operations may be significantly impacted by the availability and price of aircraft fuel. While the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations to ensure supply continuity in the short term, the Company cannot predict the continued future availability of aircraft fuel.

At times, due to the highly competitive nature of the airline industry, the Company has not been able to increase its fares or other fees sufficiently to offset increased fuel costs. Fuel prices continue to be volatile which may negatively impact the Company’s liquidity in the future. The Company may not be able to increase its fares or other fees if fuel prices rise in the future and any such increases may not be sustainable in the highly competitive airline industry. In addition, any increases in fares or other fees may not sufficiently offset the fuel price increase and may reduce the demand for air travel.

The Company enters into hedging arrangements to protect against rising fuel costs. However, the Company’s hedging programs may use significant amounts of cash due to posting of cash collateral in some circumstances, may not be successful in controlling fuel costs and may be limited due to market conditions and other factors. In addition, significant declines in fuel prices may increase the costs associated with the Company’s fuel hedging arrangements to the extent it has entered into swaps or collars. Swaps and sold put options (as part of a collar) may obligate us to make payments to the counterparty upon settlement of the contracts if the price of the commodity hedged falls below the agreed upon amount. Declining crude and related oil prices may result in the Company posting significant amounts of collateral to cover potential amounts owed (beyond certain credit-based thresholds) with respect to swap and collar contracts that have not yet settled. Also, lower fuel prices may result in increased industry capacity and lower fares, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft.

There can be no assurance that the Company’s hedging arrangements will provide any particular level of protection against increases or declines in fuel costs or that its counterparties will be able to perform under the Company’s hedging arrangements. Additionally, deterioration in the Company’s financial condition could negatively affect its ability to enter into new hedge contracts in the future and may potentially require the Company to post increased amounts of collateral under its fuel hedging agreements.

See Note 13 to the financial statements included in Item 8 for additional information on the Company’s hedging programs.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely impacted each of United’s and Continental’s financial condition and results of operations, as well as the prospects for the airline industry. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. Wars and other international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests.

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers has increased significantly and is expected to continue to increase. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of large network carriers to exercise pricing power and maintain sufficient fare levels in domestic markets to achieve sustained profitability.

Airlines also compete for market share by increasing or decreasing their capacity, including route systems and the number of markets served. Several of the Company’s domestic competitors have increased their international capacity by including service to some destinations that the Company currently serves, causing overlap in destinations served and therefore increasing competition for those destinations. In addition, the Company and certain of its competitors have implemented significant capacity reductions in recent years in response to the global recession. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity, thereby diminishing the expected benefit to the Company from capacity reductions. This increased competition in both domestic and international markets may have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

The airline industry may undergo further bankruptcy restructuring, industry consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on the Company.

The Company faces and may to continue to face strong competition from other carriers due to bankruptcy restructuring, industry consolidation, and the creation and modification of alliances and joint ventures. A number of carriers have filed for bankruptcy protection in recent years and other domestic and international carriers could restructure in bankruptcy or threaten to do so in the future to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

Since 2008, the U.S. airline industry has experienced consolidation through a number of mergers and acquisitions. The Company is also facing stronger competition from expanded airline alliances and joint ventures. Carriers entering into and participating in airline alliances and/or joint ventures may also become strong competitors as they are able to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open skies” agreements, including the agreements between the United States and the EU and between the United States and Japan, may also give rise to additional consolidation or better integration opportunities among international carriers.

There is ongoing speculation that further airline industry reorganizations or consolidations could occur in the future. The Company routinely engages in analysis and discussions regarding its own strategic position, including alliances, asset acquisitions and divestitures and business combinations, and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

Additional security requirements may increase the Company’s costs and decrease its revenues and traffic.

Since September 11, 2001, the Department of Homeland Security (“DHS”) and the Transportation Security Administration have implemented numerous security measures that affect airline operations and costs, including the presence of federal air marshals, use of passenger data, limitations on the content of carry-on baggage, expanded cargo and baggage screening, and body scanning, fingerprinting and photographing, and are likely to implement additional measures in the future. In addition, foreign governments have also instituted additional security measures at foreign airports the Company serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company’s costs and/or reducing its revenue and traffic. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may increase the Company’s costs and/or decrease the demand for air travel, and may result in related adverse effects on the Company’s results of operations.

Extensive government regulation could materially increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and may have adverse effects. Laws, regulations, taxes and airport rates and charges, both domestically and internationally, have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

Each of United and Continental operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The FAA from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company, and which could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

In addition, the Company’s operations may be adversely impacted due to the existing antiquated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets, the current ATC system’s inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company’s financial condition or results of operations.

The airline industry is subject to extensive federal, state and local taxes and fees that increase the cost of the Company’s operations. In addition to taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending and if imposed, would increase the Company’s operating expenses.

Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company’s major hubs are among increasingly congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company’s airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company’s ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to its facilities, which could have an adverse effect on the Company’s business. In addition, in 2008, the FAA planned to withdraw and auction a certain number of slots held by airlines at the three primary New York area airports, which the airlines challenged and the FAA terminated in 2009. If the FAA were to plan another auction that survived legal challenge by the airlines, the Company could incur substantial costs to obtain such slots. Further, the Company’s operating costs at airports at which it operates, including the Company’s major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without the Company’s approval and may have a material adverse effect on the Company’s financial condition.

The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. The Company currently operates on a number of international routes under government arrangements that limit the number of carriers permitted to operate on the route, the capacity of the carriers providing services on the route, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes.

The Company’s plans to enter into or expand antitrust immunized joint ventures for various international regions are subject to receipt of approvals from applicable federal authorities or otherwise satisfying applicable regulatory requirements, and there can be no assurance that such approvals will be granted or applicable regulatory requirements will be satisfied.

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the EU ETS (subject to legal challenge), the State of California’s cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

See Item 1, Business—Industry Regulation, above, for further information on government regulation impacting the Company.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation and other factors and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

The Company could experience adverse publicity, harm to its brand, reduced travel demand and potential tort liability as a result of an accident or other catastrophe involving its aircraft, the aircraft of its regional carriers or the aircraft of its codeshare partners, which may result in a material adverse effect on the Company’s results of operations or financial position.

An accident or catastrophe involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner or one of the Company’s regional carriers, could have a material adverse effect on the Company if such accident created a public perception that the Company’s operations, or the operations of its codeshare partners or regional carriers, are less safe or reliable than other airlines. Such public perception could in turn cause harm to the Company’s brand and reduce travel demand on the Company’s flights, or the flights or its codeshare partners or regional carriers. In addition, any such accident could expose the Company to significant tort liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, and the Company’s codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company’s liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident which may result in a material adverse effect on the Company’s results of operations or financial position.

UAL’s obligations for funding Continental’s defined benefit pension plans are affected by factors beyond UAL’s control.

Continental has defined benefit pension plans covering substantially all of its U.S. employees, other than the employees of its Chelsea Food Services division and Continental Micronesia, Inc. The timing and amount of UAL’s funding requirements under Continental’s plans depend upon a number of factors, including labor negotiations with the applicable employee groups and changes to pension plan benefits as well as factors outside of UAL’s control, such as the number of applicable retiring employees, asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase UAL’s funding requirements, such as its liquidity requirements, could have a material adverse effect on UAL’s financial condition.

The Company may never realize the full value of its intangible assets or our long-lived assets causing it to record impairments that may negatively affect its results of operations.

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis on October 1 of each year, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its other assets for impairment if conditions indicate that an impairment may have occurred.

During the years ended December 31, 2010, 2009 and 2008, the Company performed impairment tests of certain intangible assets and certain long-lived assets (principally aircraft, related spare engines and spare parts). The interim impairment tests were due to events and changes in circumstances that indicated an impairment might have occurred. Certain of the factors deemed by management to have indicated that impairments may have occurred include a significant decrease in actual and forecasted revenues, record high fuel prices, significant losses, a weak U.S. economy, and changes in the planned use of assets. As a result of the impairment testing, the Company recorded significant impairment charges as described in Note 4 to the financial statements included in Item 8. The Company may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the Merger, present the potential for a delay in achieving expected merger synergies, increased labor costs or additional labor disputes that could adversely affect the Company’s operations and impair its financial performance.

United and Continental are both highly unionized companies. As of December 31, 2010, UAL and its subsidiaries had approximately 86,000 active employees, of whom approximately 72% were represented by various U.S. labor organizations. The successful integration of United and Continental and achievement of the anticipated benefits of the combination depend in part on integrating United and Continental employee groups and maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected merger synergies, increased labor costs and labor disputes that could adversely affect our operations.

In order to fully integrate the pre-merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. Under the McCaskill-Bond Amendment, seniority integration must be accomplished in a “fair and equitable” manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union Merger policies, if applicable. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list. The National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers.

Following announcement of the Merger, ALPA, which represents pilots at both carriers, opted to pursue negotiations with the Company for a joint collective bargaining agreement (“JCBA”) that would govern the combined pilot group. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations of the two groups until the parties reach agreement on a JCBA and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and the negotiations are presently ongoing.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt United’s and Continental’s normal operations, in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and United and Continental can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In 2008, United obtained a preliminary injunction preventing United’s pilots from engaging in any actions designed to disrupt United’s normal operations. As a result of an agreement between the parties, the preliminary injunction will remain in place until United and ALPA have negotiated a new collective bargaining agreement.

Increases in insurance costs or reductions in insurance coverage may materially and adversely impact the Company’s results of operations and financial condition.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, the Company’s insurance costs increased significantly and its ability to continue to obtain certain types of insurance remains uncertain. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if it had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If the Company is unable to obtain adequate war risk insurance, its business could be materially and adversely affected.

If any of the Company’s aircraft were to be involved in an accident or if the Company’s property or operations were to be affected by a significant natural catastrophe or other event, the Company could be exposed to significant liability or loss. If the Company is unable to obtain sufficient insurance (including aviation hull and liability insurance and property and business interruption coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, its results of operations and financial condition could be materially and adversely affected.

The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.

The Company depends on automated systems and technology to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including www.united.com and www.continental.com. United’s and Continental’s websites and other automated systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to events beyond the Company’s control, including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or hackers. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of the Company’s services versus its competitors, materially impair its ability to market its services and operate its flights, and could result in increased costs, lost revenue and the loss or compromise of important data.

The Company’s business relies extensively on third-party providers. Failure of these parties to perform as expected, or interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on the Company’s financial position and results of operations.

The Company has engaged an increasing number of third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company or agreements with such providers may be terminated. For example, flight reservations booked by customers and travel agents via third-party GDSs may be affected by changes to the contract terms between the Company and GDS operators. A failure to agree upon acceptable contract terms when these contracts expire or otherwise become subject to renegotiation, which is scheduled to occur for some of these contracts later in 2011, or other disruptions in the business relationships between the Company and GDS operators, may cause the carriers’ flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users, and impair the Company’s relationships with its customers and travel agents. The failure of any of the Company’s third-party service providers to adequately perform their service obligations, or other interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent the Company from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2010, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $11.6 billion.

The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

As of October 1, 2010, UAL Corporation and Continental each experienced an ownership change under Section 382 in connection with the Merger. While these merger-related ownership changes are not expected to significantly limit the Company’s use of its NOL carryforwards in the carryforward period, there is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate its ability to use its NOL carryforwards. Potential future transactions involving the sale or issuance of UAL common stock, including the exercise of conversion options under the terms of the Company’s convertible debt, repurchase of such debt with UAL common stock, issuance of UAL common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of UAL common stock, or a combination of such transactions, may increase the possibility that the Company will experience a future ownership change under Section 382. Under Section 382, a future ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. Its NOL carryforwards may expire before the Company can generate sufficient taxable income to use them in full.

UAL’s amended and restated certificate of incorporation limits certain transfers of its stock which could have an effect on the market price of UAL common stock.

To reduce the risk of a potential adverse effect on the Company’s ability to use its NOL carryforwards for federal income tax purposes, UAL’s amended and restated certificate of incorporation contains a 5% ownership limitation. This limitation generally remains effective until February 1, 2014, or until such later date as may be approved by the UAL Board of Directors (the “Board of Directors”) in its sole discretion. The limitation prohibits (i) an acquisition by a single stockholder of shares that results in that stockholder owning 5% or more of UAL common stock and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL common stock, unless prior written approval is granted by the Board of Directors.

Any transfer of common stock in violation of these restrictions will be void and will be treated as if such transfer never occurred. This provision of UAL’s amended and restated certificate of incorporation may impair or prevent a sale of common stock by a stockholder and adversely affect the price at which a stockholder can sell UAL common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the market price of the UAL common stock. The Company cannot predict the effect that this provision in UAL’s amended and restated certificate of incorporation may have on the market price of the UAL common stock. For additional information regarding the 5% ownership limitation, please refer to UAL’s amended and restated certificate of incorporation available on the Company’s website.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately one-third of its operating revenues, as measured and reported to the DOT. The Company’s operations in Asia, Europe, Latin America, Africa and the Middle East are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

The Company could be adversely affected by an outbreak of a disease, or similar public health threats, that affect travel behavior.

An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome, avian flu or H1N1 virus, or other illness, or travel restrictions or reduction in the demand for air travel caused by similar public health threats in the future, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Certain provisions of UAL’s Governance Documents could discourage or delay changes of control or changes to the Board of Directors.

Certain provisions of UAL’s amended and restated certificate of incorporation and amended and restated bylaws (together, the “Governance Documents”) may make it difficult for stockholders to change the composition of the Board of Directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if the Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders. These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

The issuance of UAL’s 8% Contingent Senior Notes could materially and adversely impact the Company’s results of operations, liquidity and financial position.

UAL would be obligated under an indenture to issue to the Pension Benefit Guarantee Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) if certain financial triggering events occur. The 8% Notes would be issued in up to eight equal tranches of $62.5 million (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve-month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective triggering event date, with interest payable in cash in semi-annual installments, and will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. Because Continental’s EBITDAR will be included in the calculation for periods subsequent to the closing of the Merger, the Merger increases the likelihood that all or a portion of the 8% Notes will be issued, as well as the likelihood that the timing of any such issuances would be accelerated. However, because the issuance of the 8% Notes is based upon future operating results, we cannot predict the exact number and timing of any such issuances by the Company. The issuance of the 8% Notes could adversely impact the Company’s results of operations because of increased charges to earnings for the principal amount of the notes issued and increased interest expense related to the notes. Issuance of such notes could also materially and adversely impact the Company’s liquidity due to increased cash required to meet interest and principal payments.

Delays in scheduled aircraft deliveries may adversely affect the Company’s ability to expand its capacity.

The Company from time to time acquires additional aircraft to increase its domestic and international capacity when the level of demand for air travel supports such growth. The Company has contractual commitments to purchase aircraft that it currently believes is necessary for its capacity growth. Delays in aircraft deliveries under those contractual commitments may occur and the Company has been, and may in the future be, adversely impacted by those delays. If significant additional delays in the deliveries of new aircraft occur, the Company may be able to accomplish capacity increases only by making alternative arrangements to acquire the necessary aircraft, if available and possibly on less financially favorable terms, including higher ownership and operating costs.

The issuance of additional shares of UAL’s capital stock, including the issuance of common stock upon conversion of convertible notes and upon a noteholder’s exercise of its option to require UAL to repurchase convertible notes, could cause dilution to the interests of its existing stockholders.

UAL’s amended and restated certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In addition, the Board of Directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL’s stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected.

UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. As of December 31, 2010, UAL had $1.7 billion of convertible debt outstanding. Holders of these securities may convert them into shares of UAL common stock according to their terms. In addition, certain of UAL’s notes include noteholder early redemption options. If a noteholder exercises such option, UAL may elect to pay the repurchase price in cash, shares of its common stock or a combination thereof. If UAL elects to pay the repurchase price in shares of its common stock, UAL is obligated to deliver a number of shares of common stock equal to the repurchase price divided by an average price of UAL common stock for a 20-consecutive trading day period. See Note 14 to the financial statements included in Item 8 of this report for additional information related to these convertible notes. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of its existing stockholders. In addition, if UAL elects to pay the repurchase price in cash, its liquidity could be adversely affected.

In the future, UAL may decide to raise additional capital through offerings of UAL common stock, securities convertible into UAL common stock, or exercise rights to acquire these securities or its common stock. The issuance of additional shares of common stock, including upon the conversion or repurchase of convertible debt, could result in significant dilution of existing stockholders’ equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL’s common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

UAL’s amended and restated certificate of incorporation limits voting rights of certain foreign persons.

UAL’s amended and restated certificate of incorporation limits the total number of shares of equity securities held by persons who fail to qualify as a “citizen of the United States,” as defined in Section 40102(a)(15) of Title 49 of the United States Code, to no more than 24.9% of the aggregate votes of all outstanding equity securities of UAL. This restriction is applied pro rata among all holders of equity securities who fail to qualify as “citizens of the United States,” based on the number of votes to which the underlying securities are entitled.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Flight Equipment

Including aircraft operating by regional carriers on their behalf, Continental and United operated 607 and 655 aircraft, respectively, as of December 31, 2010. UAL’s combined fleet as of December 31, 2010 is presented in the table below:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	25	16	9	374	15.6
777-200ER	55	37	18	276	10.8
777-200	19	18	1	258	13.5
767-300	14	12	2	244	11.3
767-400ER	16	14	2	235	9.3
757-300	21	9	12	216	8.3
767-300ER	21	6	15	183	18.3
757-200	137	38	99	182	17.2
767-200ER	10	9	1	174	9.8

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
737-900ER	32	32	—	173	2.0
737-900	12	8	4	173	9.3
737-800	126	53	73	160	8.1
A320-200	97	47	50	144	12.5
737-700	36	12	24	124	12.0
A319-100	55	37	18	120	11.0
737-500	34	—	34	114	14.9

Total mainline	710	348	362

Regional:
Q400	20	—	20	74
E-170	38	—	38	70
CRJ700	115	—	115	66
CRJ200	81	—	81	50
ERJ-145	172	18	154	50
ERJ-145XR	101	—	101	50
Q200	16	—	16	37
EMB-120	9	—	9	30

Total regional	552	18	534

Total	1,262	366	896

In addition to the operating aircraft presented in the table above, United and Continental own or lease the nonoperating aircraft listed below that are parked or leased to other carriers as of December 31, 2010:

•	Five owned Boeing 747 aircraft that are grounded;

•	Three Airbus A330s that are being leased to another airline;

•	49 Boeing 737 aircraft (35 owned and 14 leased) that are grounded;

•	Three ERJ-145XR aircraft that are subleased to and operated by ExpressJet for United’s charter operations;

•	Five leased ERJ-135 aircraft that are subleased to other airlines that are not operating the aircraft on behalf of United and 25 temporarily grounded ERJ-135 regional aircraft; and

•	One 737-800 aircraft that has been delivered in December 2010, but not placed in service.

Firm Order and Option Aircraft.

As of December 31, 2010, United and Continental had firm commitments and options to purchase the following aircraft:

•

Firm commitments to purchase 125 new aircraft (50 Boeing 737 aircraft, 50 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2011 through 2019. Of these commitments, four Boeing 737 aircraft are scheduled to be delivered in 2011. UAL has not received a revised Boeing 787 aircraft delivery schedule from Boeing, but it currently expects the first of its Boeing 787 aircraft to be delivered in the first half of 2012;

•	Purchase options for 94 additional Boeing 737 and 787 aircraft, and 42 Airbus A319 and A320 aircraft; and

•	Purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 in Item 8 of this report for information related to future capital commitments to purchase these aircraft.

Facilities

United’s and Continental’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities they serve with their most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX and Denver with expiration dates ranging from 2011 to 2025. Continental has major facility leases at New York Liberty, Houston Bush, Cleveland Hopkins and Guam with expiration dates ranging from 2011 through 2030. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United and Continental also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2022 through 2026 and include approximately 890,000 square feet of office space for its corporate headquarters and operations center in downtown Chicago. Continental also leases approximately 670,000 square feet of office and related space for its executive and other offices and operations center in downtown Houston.

United also owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space, including a computer operations facility and a training center. The Company is in the process of moving most its employees out of this location to its leased facilities in downtown Chicago. Most of the operations in suburban Chicago are expected to be relocated by the end of 2011. United is attempting to sell the suburban facility as part of its plans to relocate employees to its downtown Chicago facilities.

United owns a flight training center in Denver. The flight training center accommodates 36 flight simulators and more than 90 computer-based training stations. United also owns a crew hotel in Honolulu which is mortgaged. United’s maintenance operation center at SFO occupies 130 acres of land, 2.9 million square feet of floor space and nine aircraft hangar bays under a lease expiring in 2013. United has an option to renew the lease through 2023.

For additional information on aircraft and aircraft-related assets that are encumbered by debt agreements, aircraft leases, guarantees relating to facilities, including Continental’s contingent liability for US Airways’ obligations under a lease agreement covering the East End Terminal at LaGuardia, see Notes 14, 15 and 17 to the financial statements in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission (the “Commission”) and the United States Department of Justice (the “DOJ”) commenced an international investigation into what government officials described as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. The DOJ issued a grand jury subpoena to United and the Commission conducted an inspection at the Company’s offices in Frankfurt. United is considered a source of information for the DOJ investigation, not a target.

On December 18, 2007, the Commission issued a Statement of Objections to 26 companies, including United. The Statement of Objections presented evidence related to the utilization of fuel and security surcharges and the exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. After United provided written and oral responses disputing the Commission’s allegations against it, the Commission dismissed United from its case on November 12, 2010. On July 31, 2008, state prosecutors in Sao Paulo, Brazil, commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. United is actively participating in the defense of those allegations. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which will make a determination on the matter. United will vigorously defend itself before the CADE. On December 15, 2008, the New Zealand Commerce Commission issued Notices of Proceeding and Statements of Claim to 13 airlines, including United. United is vigorously defending these proceedings.

In addition to the government investigations, United was initially named as a defendant, along with other air cargo carriers, in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York on June 20, 2006. United entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. United is no longer a defendant in the consolidated civil lawsuit.

United is currently cooperating with all ongoing investigations and continues to analyze whether any potential liability may result from any of the investigating bodies. Based on its evaluation of all information currently available, United has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of competition laws can be substantial and an ultimate finding that United engaged in improper activity could have a material adverse impact on the Company’s consolidated financial position and results of operations.

United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act

On July 30, 2008, United filed a lawsuit in the United States Federal Court for the Northern District of Illinois seeking a preliminary injunction against ALPA and four individual pilot employees for unlawful concerted activity that was disrupting the Company’s operations. The court granted the preliminary injunction to United in November 2008, which was upheld by the U.S. Court of Appeals for the Seventh Circuit. ALPA and United reached an agreement to discontinue the ongoing litigation over United’s motion for a permanent injunction and, instead, the preliminary injunction will remain in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. By reaching this agreement, the parties are able to focus their efforts on the negotiations for the collective bargaining agreement. Nothing in this agreement precludes either party from reopening the permanent injunction litigation upon a 30 day notice or from seeking enforcement of the preliminary injunction itself.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois where the case law is currently favorable to United’s position. On November 22, 2010, United filed a motion to dismiss the matter. On February 3, 2011, the court granted United’s motion to dismiss which may be appealed by the EEOC within 60 days.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11 terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked, are the central focus of the litigation, but a variety of additional parties, including Continental, have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. World Trade Center Properties, Inc., as lessee, also filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center for property and business interruption damages. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center filed subrogation claims for damages as well. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In the personal injury and wrongful death matters, the parties have settled all but one of the claims, in which settlement discussions continue, and for which a trial has been set in June 2011. Insurers for the aviation defendants reached a settlement with all of the subrogated insurers and most of the uninsured plaintiffs with property and business interruption claims, which was approved by the court. The court’s approval order has been appealed to the U.S. Court of Appeals for the Second Circuit. The U.S. District Court for the Southern District of New York dismissed a claim for environmental cleanup damages filed by a neighboring property owner, Cedar & Washington Associates, LLC. This dismissal order has also been appealed to the U.S. Court of Appeals for the Second Circuit. In the aggregate, September 11th claims are estimated to be well in excess of $10 billion. The Company anticipates that any liability it could ultimately face arising from the events of September 11, 2001 could be significant, but by statute will be limited to the amount of its insurance coverage.

Travel Agency Litigation

During the period between 1997 and 2001, Continental and United each independently reduced or capped the base commissions paid to domestic travel agents and soon thereafter eliminated those base commissions. These actions were similar to those taken by other air carriers. Continental and United are defendants, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. The two lawsuits against Continental, United, and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act. The pending cases, which involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court’s decision in Bell Atlantic Corp. v. Twombly. On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case. On December 18, 2009, the plaintiffs’ request for rehearing by the U.S. Court of Appeals for the Sixth Circuit en banc was denied. On March 18, 2010, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, which was denied on January 10, 2011. The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed. The trial court has not yet ruled on that issue. In the consolidated lawsuit, the Company believes the plaintiffs’ claims are without merit, and intends to vigorously defend any continued action by the plaintiffs.

Litigation Related to the Merger Transaction

Following Continental and UAL’s announcement of the Merger on May 2, 2010, three class action lawsuits were filed against Continental, members of Continental’s board of directors and UAL in the Texas District Court for Harris County. The lawsuits purported to represent a class of Continental stockholders opposed to the terms of the Merger agreement. The lawsuits made virtually identical allegations that the consideration to be received by Continental’s stockholders in the Merger was inadequate and that the members of Continental’s board of directors breached their fiduciary duties by, among other things, approving the Merger at an inadequate price under circumstances involving certain conflicts of interest. The lawsuits also made virtually identical allegations that UAL and Continental aided and abetted the Continental board of directors in the breach of their fiduciary duties to Continental’s stockholders. Each lawsuit sought injunctive relief declaring that the Merger agreement was in breach of the Continental directors’ fiduciary duties, enjoining Continental and UAL from proceeding with the Merger unless Continental implements procedures to obtain the highest possible price for its stockholders, directing the Continental board of directors to exercise its fiduciary duties in the best interest of Continental’s stockholders and rescinding the Merger agreement. On May 24, 2010, these three lawsuits were consolidated before a single judge.

On August 1, 2010, the parties reached an agreement in principle regarding settlement of the action. Under the terms of the settlement, the lawsuits will be dismissed with prejudice, releasing all defendants from any and all claims relating to, among other things, the Merger and any disclosures made in connection therewith. In exchange for that release, UAL and Continental provided additional disclosures requested by the plaintiffs in the action related to, among other things, the negotiations between Continental and UAL that resulted in the execution of the Merger agreement, the method by which the exchange ratio was determined, the procedures used by UAL’s and Continental’s financial advisors in performing their financial analyses and certain investment banking fees paid to those advisors by UAL and Continental over the past two years. The settlement will not affect any provision of the Merger agreement or the form or amount of the consideration received by Continental stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation. On February 14, 2011, the court entered final judgment and dismissed the case.

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL in connection with the Merger. The plaintiffs alleged that the Merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the Merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the Merger to close. After the closing of the Merger, the plaintiffs appealed the court’s ruling and moved for a “hold separate” order pending the appeal, which was denied by the court. The appeal remains pending.

Environmental Proceedings

In 2001, the California Regional Water Quality Control Board (“CRWQCB”) mandated a field study of the area surrounding Continental’s aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified aircraft fuel and solvent contamination on and adjacent to this site. In April 2005, Continental began environmental remediation of aircraft fuel contamination surrounding its aircraft maintenance hangar pursuant to a workplan submitted to and approved by the CRWQCB and its landlord, the Los Angeles World Airports. Additionally, Continental could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas Emissions Trading Scheme, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. Beginning in 2012, the scheme would require the Company to ensure it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions from flights to and from member states of the EU with such allowances then surrendered on an annual basis to the government. On December 17, 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom’s High Court of Justice challenging regulations that transpose into UK law the EU Emissions Trading Scheme as applied to U.S. carriers as violating international law due to the extra-territorial reach of the scheme and as an improper tax. In June 2010, the case was referred to the Court of Justice of the European Union (Case C-366/10) and the parties filed their Written Observations with the court in November 2010.

Other Legal Proceedings

The Company is involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

ITEM 4. [Removed and reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UAL common stock was listed on the New York Stock Exchange (“NYSE”) beginning on October 1, 2010 under the symbol “UAL.” Prior to October 1, 2010, UAL common stock was listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UAUA.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NASDAQ for 2009 through the third quarter of 2010 and as reported by the NYSE thereafter.

	UAL
	2010		2009
	High	Low	High	Low
1st quarter	$20.59	$12.13	$12.88	$3.45
2nd quarter	24.59	16.39	6.90	3.08
3rd quarter	25.00	18.42	9.77	3.07
4th quarter	29.75	23.10	13.33	6.23

There is no trading market for the common stock of United. Following the effective date of the Merger, Continental became a wholly owned subsidiary of UAL and there is no longer a trading market for the common stock of Continental. UAL, United and Continental did not pay any dividends in 2010 or 2009. Under the provisions of the UAL and United Amended Credit Facility and the terms of certain of the Company’s other debt agreements, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted. However, UAL may undertake $243 million in stockholder dividends or other distributions without any additional prepayment of the Amended Credit Facility, provided that all covenants within the Amended Credit Facility are met. The Amended Credit Facility provides that UAL and United can carry out further stockholder dividends or other distributions in an amount equal to future term loan prepayments, provided the covenants are met. In addition, under the provisions of the indentures governing the United Senior Notes and the 6.75% Notes, the ability of United and Continental to pay dividends is restricted. See Note 14 to the financial statements for more information related to dividend restrictions under the Amended Credit Facility, the United Senior Notes and the 6.75% Notes. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

Based on reports by UAL’s transfer agent for its common stock, there were approximately 28,600 record holders of its common stock as of February 15, 2011.

The following graph shows the cumulative total shareholder return for UAL’s common stock during the period from February 2, 2006 (the date UAL Corporation emerged from Chapter 11 bankruptcy protection) to December 31, 2010. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on February 2, 2006 (the date UAL common stock began trading on an exchange) in UAL common stock and in each of the indices shown and assumes that all dividends paid were reinvested.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

During the fourth quarter of 2010, repurchases of UAL common stock totaled 25,972 shares at an average price of $24.65 per share. These shares were withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock. UAL does not have an active share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

In connection with its emergence from Chapter 11 bankruptcy protection, UAL applied fresh-start accounting for reorganization, effective February 1, 2006. As a result of the adoption of fresh-start accounting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006. UAL’s consolidated financial statements and statistical data provided in the tables below include the results of Continental for the period from October 1, 2010 to December 31, 2010.

UAL Statement of Operations Data	Successor					Predecessor
(In millions, except per share amounts)	Year Ended December 31,
	2010	2009	2008	2007	Period from Feb. 1 to Dec. 31, 2006	Period from Jan. 1 to Jan. 31, 2006
Income Statement Data:
Operating revenues	$23,229	$16,335	$20,194	$20,143	$17,882	$1,458
Operating expenses	22,253	16,496	24,632	19,106	17,383	1,510
Operating income (loss)	976	(161)	(4,438)	1,037	499	(52)

Net income (loss)	253	(651)	(5,396)	360	7	22,851
Net income (loss) excluding special items (a)	942	(1,128)	(1,773)	298	2	(83)
Basic earnings (loss) per share	1.22	(4.32)	(42.59)	2.94	(0.02)	196.61
Diluted earnings (loss) per share	1.08	(4.32)	(42.59)	2.65	(0.02)	196.61
Cash distribution declared per common share (b)	—	—	—	2.15	—	—

Balance Sheet Data at period-end:
Unrestricted cash, cash equivalents and short-term investments	$8,680	$3,042	$2,039	$3,554	$4,144
Total assets	39,598	18,684	19,465	24,223	25,372
Debt and capital lease obligations	15,133	8,543	8,004	8,255	10,364

(a)	See Reconciliation of GAAP to non-GAAP Financial Measures in this Item 6 for further details related to items that significantly impacted UAL’s results.
(b)	Paid in January 2008.

UAL Selected Operating Data

Presented below is the Company’s operating data for the years ended December 31. The 2010 operating data includes results of Continental after the Merger.

	Year Ended December 31,
Mainline	2010	2009	2008	2007	2006
Passengers (thousands) (a)	65,365	56,082	63,149	68,386	69,325
Revenue passenger miles (“RPMs”) (millions) (b)	122,182	100,475	110,061	117,399	117,470
Available seat miles (“ASMs”) (millions) (c)	145,738	122,737	135,861	141,890	143,095
Cargo ton miles (millions)	2,176	1,603	1,921	2,012	2,048
Passenger load factor (d)
Mainline	83.8%	81.9%	81.0%	82.7%	82.1%
Domestic	84.8%	83.7%	82.6%	83.2%	81.7%
International	82.7%	79.4%	79.0%	82.1%	82.7%

	Year Ended December 31,
Mainline	2010	2009	2008	2007	2006
Passenger revenue per available seat mile (cents)	11.03	9.22	10.91	10.49	9.74
Total revenue per available seat mile (cents)	12.84	10.81	12.58	12.03	11.49
Average yield per revenue passenger mile (cents) (e)	13.15	11.26	13.47	12.67	11.87
Average fare per revenue passenger (f)	$245.83	$201.72	$234.71	$217.57	$201.12
Cost per available seat mile (“CASM”) (cents)	12.44	11.05	15.74	11.39	11.23
Cost per available seat mile excluding special items, aircraft fuel and related taxes (cents) (g)	8.29	7.94	7.99	7.90	7.87
Average price per gallon of fuel, including fuel taxes	$2.27	$1.75	$3.54	$2.18	$2.11
Fuel gallons consumed (millions)	2,280	1,942	2,182	2,292	2,290
Aircraft in fleet at end of period (h)	710	360	409	460	460
Average length of aircraft flight (miles) (i)	1,789	1,701	1,677	1,631	1,608
Average daily utilization of each aircraft (hours) (j)	10.47	10.47	10.42	11.00	11.09

Regional Carriers
Passengers (thousands) (a)	32,764	25,344	23,278	25,426	25,992
Revenue passenger miles (millions) (b)	18,675	13,770	12,155	12,649	12,257
Available seat miles (millions) (c)	23,827	17,979	16,164	16,301	15,740
Passenger load factor (d)	78.4%	76.6%	75.2%	77.6%	77.9%
Passenger revenue per available seat mile (cents)	17.75	16.04	18.44	18.39	18.01
Average yield per revenue passenger mile (cents) (e)	22.64	20.95	24.52	23.70	23.13
Aircraft in fleet at end of period (g)	552	292	280	279	290

Consolidated
Passengers (thousands) (a)	98,129	81,426	86,427	93,812	95,317
Revenue passenger miles (millions) (b)	140,857	114,245	122,216	130,048	129,727
Available seat miles (millions) (c)	169,565	140,716	152,025	158,191	158,835
Passenger load factor (d)	83.1%	81.2%	80.4%	82.2%	81.7%
Passenger revenue per available seat mile (cents)	11.97	10.09	11.71	11.30	10.56
Average yield per revenue passenger mile (cents) (e)	14.41	12.43	14.57	13.71	12.90
Cost per available seat mile (cents)	13.12	11.72	16.20	12.08	11.89
Cost per available seat mile excluding special items, aircraft fuel and related taxes (cents) (f)	8.79	8.44	8.45	8.39	8.33
Average price per gallon of fuel, including fuel taxes	$2.35	$1.80	$3.52	$2.22	$2.13
Fuel gallons consumed (millions)	2,798	2,338	2,553	2,669	2,663

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.
(f)	Passenger revenue divided by number of passengers.
(g)	See Reconciliation of GAAP to non-GAAP Financial Measures in this Item 6.
(h)	Excludes aircraft that were removed from service. Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft that were subleased to other operators but not operated on our behalf.
(i)	Seat-weighted stage length calculated as total ASMs divided by the number of seat departures.
(j)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor UAL’s performance on a consistent basis. Special items relate to activities that are not central to UAL’s ongoing operations or are unusual in nature. Additionally, both the cost and availability of fuel are subject to many economic and political factors beyond our control. CASM excluding special charges, aircraft fuel and related taxes provides management and investors the ability to measure UAL’s cost performance absent special items and fuel price volatility. Fuel hedge mark to market (“MTM”) gains (losses) are excluded as UAL did not apply cash flow hedge accounting for many of the periods presented, and these adjustments provide a better comparison to UAL’s peers, most of which apply cash flow hedge accounting. A reconciliation of GAAP to Non-GAAP measures is provided below (in millions, except CASM amounts). Following this reconciliation is a summary of special charges. For further information related to special charges, see Note 21 in Item 8 of this report.

	2010	2009	2008	2007	Combined 2006
Net income (loss) excluding special items:
Net income (loss)—GAAP	$253	$(651)	$(5,396)	$360	$22,858

Merger-related costs and special charges	669	374	2,616	(89)	(36)
Other operating expense items	—	35	191	—	22
Operating non-cash MTM (gain) loss	32	(586)	568	(20)	2
Non operating non-cash MTM (gain) loss	—	(279)	279	—	—
Income tax (benefit) expense	(12)	(21)	(31)	47	7
Reorganization income	—	—	—	—	(22,934)

Total special items—(income) expense	689	(477)	3,623	(62)	(22,939)

Net income (loss) excluding special items—non-GAAP	$942	$(1,128)	$(1,773)	$298	$(81)

Mainline cost per available seat mile excluding special charges, aircraft fuel and related taxes:
Operating expenses—GAAP	$18,131	$13,557	$21,384	$16,165	$16,069
Merger-related costs and special charges	(669)	(374)	(2,616)	44	36
Other operating income (expense) items	—	(35)	(191)	—	(22)
Operating non-cash MTM gain (loss)	(32)	586	(568)	20	(2)
Aircraft fuel and related taxes excluding non-cash MTM	(5,355)	(3,991)	(7,154)	(5,023)	(4,822)

Operating expenses excluding above items—non-GAAP	$12,075	$9,743	$10,855	$11,206	$11,259

Available seat miles—mainline	145,738	122,737	135,861	141,890	143,095
CASM—GAAP (cents)	12.44	11.05	15.74	11.39	11.23
CASM excluding special items, aircraft fuel and related taxes-non-GAAP (cents)	8.29	7.94	7.99	7.90	7.87

Consolidated cost per available seat mile excluding special charges, aircraft fuel and related taxes:
Operating expenses—GAAP	$22,253	$16,496	$24,632	$19,106	$18,893
Merger-related costs and special charges	(669)	(374)	(2,616)	44	36
Other operating income (expense) items	—	(35)	(191)	—	(22)
Operating non-cash MTM gain (loss)	(32)	586	(568)	20	(2)
Aircraft fuel and related taxes excluding non-cash MTM	(6,655)	(4,790)	(8,411)	(5,895)	(5,670)

Operating expenses excluding above items—non-GAAP	$14,897	$11,883	$12,846	$13,275	$13,235

Available seat miles—consolidated	169,565	140,716	152,025	158,191	158,835
CASM—GAAP (cents)	13.12	11.72	16.20	12.08	11.89
CASM excluding special items, aircraft fuel and related taxes- non-GAAP (cents)	8.79	8.44	8.45	8.39	8.33

Special Items (in millions)	2010	2009	2008	2007	2006
Merger-related costs	$(564)	$—	$—	$—	$—
Other asset impairments	(136)	(93)	(250)	—	—
Other intangible impairments	(29)	(150)	(64)	—	—
Municipal bond litigation	—	(27)	—	—	—
Reorganization income (expense)	—	—	—	—	22,934
Other (a)	(4)	(104)	(25)	89	36

Special operating (expense) income	(733)	(374)	(339)	89	22,970
Goodwill impairment credit (charge)	64	—	(2,277)	—	—

	(669)	(374)	(2,616)	89	22,970
Other operating expense items	—	(35)	(191)	—	(22)
Operating non-cash MTM gain (loss)	(32)	586	(568)	20	(2)
Nonoperating non-cash MTM gain (loss)	—	279	(279)	—	—

	(32)	830	(1,038)	20	(24)
Income tax benefit (expense)	12	21	31	(47)	(7)

Total special items (b)	$(689)	$477	$(3,623)	$62	$22,939

(a)	The $89 million special charge in 2007 consists of a $45 million operating revenue item and a $44 million operating expense item.
(b)	See Note 21 to the financial statements in Item 8 for additional information on special items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). Upon closing of the Merger UAL Corporation changed its name to United Continental Holdings, Inc. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental.

This Annual Report on Form 10-K is a combined report of UAL, United, and Continental including their respective consolidated financial statements. As UAL consolidates United and Continental for financial statement purposes, disclosures that relate to United activities also apply to UAL and disclosures that relate to Continental activities after the Merger closing date also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

2010 Financial Highlights

•

UAL recorded net income of $253 million for the year ended December 31, 2010, as compared to a net loss of $651 million for the year ended December 31, 2009. UAL’s financial performance improved significantly in 2010 primarily as a result of an improvement in global economic conditions following the severe recession in 2008 and 2009. Excluding special items, UAL recorded net income of $942 million for the year ended December 31, 2010, compared to a net loss of $1.1 billion for the year ended December 31, 2009. See Item 6 for a reconciliation of GAAP to non-GAAP net income.

•

UAL passenger revenue increased 43% during 2010 as compared to 2009 primarily due to higher fares and an increase in high-yield business traffic resulting from improved economic conditions in 2010 and the impact of Continental passenger revenue after the closing date of the Merger.

•

UAL’s unrestricted cash, cash equivalents and short-term investments balance at December 31, 2010 was a record $8.7 billion as compared to $3.0 billion at December 31, 2009. This increase in UAL’s cash, cash equivalents and short term investments balance was primarily due to $4.2 billion of Continental’s cash, cash equivalents and short-term investments acquired in connection with the Merger and $1.9 billion of cash from operating activities.

2010 Operational Highlights

•	For the year ended December 31, 2010, United and Continental achieved solid results in DOT on-time arrival and completion factor, as summarized in the following table:

	2010
	United	Continental
On-time arrival	85.2%	81.4%
Completion factor	98.5%	99.0%

•

Including Continental’s fourth quarter results, consolidated ASMs for 2010 were up 20.5% while consolidated revenue passenger miles (“RPMs”) increased 23.3%, resulting in a consolidated load factor of 83.1%, as compared to 81.2% in 2009.

•

Continental took delivery of 14 new fuel-efficient Boeing aircraft during 2010. In addition, both United and Continental continue to improve their premium cabins, upgrading 109 aircraft with lie-flat seats and improving in-flight entertainment technology.

Outlook

Set forth below is a discussion of the principal matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in our forward-looking statements in this report. See Item 1A, Risk Factors, for further discussion of these and other factors that could affect us.

Economic Conditions. The severe global economic recession significantly diminished the demand for air travel resulting in a difficult financial environment for U.S. network carriers in 2008 and 2009. UAL’s financial performance improved significantly in 2010 primarily as a result of improving global economic conditions. Although we continue to see indications that the airline industry is experiencing a recovery, including strengthening demand and improving revenue, we cannot predict whether the demand for air travel will continue to improve or the rate of such improvement. Worsening economic conditions resulting in diminished demand for air travel may impair our ability to sustain the profitability we achieved in 2010.

Merger Integration. UAL expects the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis by 2013, including between $800 million and $900 million of incremental annual revenues, in large part from expanded customer options resulting from the greater scope and scale of the network, fleet optimization and additional international service enabled by a broader combined network. UAL expects to realize between $200 million and $300 million of net cost synergies on a run-rate basis by 2013. In addition, UAL expects that approximately 25% of its gross synergies will be realized in 2011.

The Company also expects to incur a significant amount of additional substantial merger-related expenses and charges. There are many factors that could affect the total amount or the timing of those expenses and charges, and many of the expenses and charges that will be incurred are, by their nature, uncertain and difficult to estimate accurately. See Note 1 and Note 21 to the financial statements in Item 8 and Item 1A, Risk Factors, for additional information.

Since the closing of the Merger, the Company has taken significant steps toward the operational integration of United and Continental. The Company has begun to optimize the gauge and frequency of its fleet in order to meet travel demand and capitalize on its combined global network efficiently. The introduction of new services to markets previously not served by either carrier allows the Company to meet the passenger demand created through the larger, more comprehensive network. The Company is also aligning revenue management and pricing systems, as well as inventory management strategies, allowing it to create new revenue opportunities and other efficiencies for the combined company. In addition, the Company has begun to align its employee incentive programs, including its on-time bonus, perfect attendance and profit sharing programs.

During 2011 and into 2012, the Company expects to continue to harmonize into the new United brand the products and services offered by its two carriers. The harmonization will involve streamlined customer policies, aligned check-in and boarding procedures, migration to a single reservations system, and linkage of loyalty program accounts until the introduction of a combined loyalty program for 2012, among other events. The Company continues to integrate its operations and, by the end of the second quarter of 2011, expects to be co-located at more than 35 airports, including all of its hubs. By the end of 2011, the Company expects to receive a single operating certificate for United and Continental from the FAA. The Company has begun the transition to selected information technology platforms that support its commercial and operational processes, which is expected to take more than one year to complete.

Fuel Costs. Fuel costs were less volatile in 2010 as compared to recent years; however, prices increased significantly late in 2010 and in the first two months of 2011. UAL’s average aircraft fuel price per gallon including related taxes and excluding hedge impact was $2.35 in 2010 as compared to $1.84 in 2009. If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently to fully offset our increased costs. In addition, high fuel prices may impair our ability to sustain the profitability we achieved in 2010. Based on projected fuel consumption in 2011, a one dollar change in the price of a barrel of crude oil would change UAL’s annual fuel expense by approximately $100 million, assuming there are no changes to the crude oil to aircraft fuel refining margins and no impact from our fuel hedging program. To protect against increases in the prices of fuel, the Company routinely hedges a portion of its future fuel requirements, provided the hedges are expected to be cost effective. See Note 13 to the financial statements in Item 8 for additional details regarding the Company’s hedging activities.

Additional Revenue-Generating and Cost Saving Measures. We intend to offer additional goods and services relating to air travel, a portion of which will come from the “unbundling” of our current product and a portion of which will come from future goods and services that we do not presently offer. The revenues that we derive from these products and services, which are generally referred to as ancillary revenues, typically have higher margins than that of our core transportation services and are an important element of our strategy to sustain the profitability that we achieved in 2010. The “unbundling” of our current products and services permits our customers flexibility in selecting the products and services they wish to purchase. An example of a new service that we have introduced is Continental’s FareLock, introduced in December 2010, which is an option that offers customers the opportunity, for a fee, to hold reservations and lock-in ticket prices for either 72 hours or seven days with no commitment to purchase a ticket.

Additionally, we expect to continue to invest in technology that is designed to both assist customers with self-service and allow us to make better operational decisions, while lowering our operating costs.

Capacity. We announced new service to several international destinations in 2010, including Lagos, Nigeria, Cairo, Egypt and Auckland, New Zealand. We do not anticipate significant capacity growth in 2011 unless the level of demand for air travel, economic conditions and the expected financial benefit sufficiently justify such growth. We expect only modest capacity growth for 2011, with both our mainline and consolidated capacity increasing between 1.0% and 2.0%. We expect consolidated domestic capacity to decrease between 0.5% and 1.5% and consolidated international capacity to increase between 4.5% and 5.5%. Should fuel prices increase significantly, we would likely adjust our capacity plans downward.

Our future ability to grow or improve our efficiency could be adversely impacted by manufacturer delays in aircraft deliveries. We have not received a revised 787 delivery schedule, but we currently expect the first of our Boeing 787 aircraft to be delivered in the first half of 2012.

Labor Costs. Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure. As of December 31, 2010, United and Continental had approximately 82% and 60%, respectively, of employees represented by unions. All of United’s union-represented employees and 53% of Continental’s union-represented employees are covered by collective bargaining agreements that are currently amendable. We are in the process of negotiating amended collective bargaining agreements with our employee groups. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have an adverse financial impact on the Company. See Note 17 to the financial statements in Item 8 and Item 1, Business, for additional information.

Results of Operations

To provide a more meaningful comparison of UAL’s 2010 financial performance to 2009, we have quantified the increases relating to our operating results that are due to Continental operations after the Merger closing date. The increases due to the Merger, presented in the tables below, represent actual Continental results for the fourth quarter of 2010. The discussion of UAL’s results excludes the impact of Continental’s results in the fourth quarter of 2010. Intercompany transactions were immaterial.

Operating Revenues.

2010 compared to 2009

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2010	2009	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$16,069	$11,313	$4,756	$2,606	$2,150	19.0
Passenger—Regional	4,229	2,884	1,345	561	784	27.2

Total passenger revenue	20,298	14,197	6,101	3,167	2,934	20.7
Cargo	832	536	296	119	177	33.0
Other operating revenue	2,099	1,602	497	277	220	13.7

	$23,229	$16,335	$6,894	$3,563	$3,331	20.4

The table below presents UAL’s passenger revenues and selected operating data based on geographic region:

	Increase (decrease) in 2010 from 2009 (a):
	Domestic		Pacific		Atlantic		Latin		Total Mainline		Regional Carriers		Consolidated
Passenger revenue (in millions)	$603		$831		$571		$145		$2,150		$784		$2,934
Passenger revenue	9.2%		37.2%		25.8%		42.6%		19.0%		27.2%		20.7%
Average fare per passenger	15.6%		27.2%		21.1%		32.5%		23.5%		13.1%		19.0%
Yield	10.9%		26.9%		20.6%		31.7%		16.8%		6.8%		16.1%
Passenger revenue per available seat mile (“PRASM”)	12.5%		37.7%		21.1%		36.1%		20.1%		9.5%		19.1%
Average length of aircraft flight	5.8%		(1.3)%		(1.8)%		(1.3)%		5.8%		8.5%		3.0%
Passengers	(5.5)%		7.8%		3.9%		7.7%		(3.7)%		12.5%		1.4%
RPMs (traffic)	(1.5)%		8.0%		4.4%		8.4%		1.9%		19.0%		3.9%
ASMs (capacity)	(3.0)%		(0.4)%		4.0%		4.8%		(0.9)%		16.1%		1.3%
Passenger load factor	1.3	pts.	6.6	pts.	0.3	pts.	2.7	pts.	2.2	pts.	1.9	pts.	2.1	pts.

(a)	See Item 6 for the definition of these statistics.

Excluding the impact of the Merger, consolidated passenger revenue in 2010 increased approximately $2.9 billion, or 21%, as compared to 2009. These increases were due to increases of 19.0% and 16.1% in average fare and yield, respectively, over the same period as a result of strengthening economic conditions and industry capacity discipline. An increase in volume in 2010, as measured by passenger volume, also contributed to the increase in revenues in 2010 as compared to 2009. The revenue improvement in 2010 was also driven by the return of business and international premium cabin passengers whose higher ticket prices combined to increase average fares and yields. The international regions in particular had the largest increases in demand with international passenger revenue per ASM increasing 29.9% on a 1.8% increase in capacity. Passenger revenue in 2010 included approximately $250 million of additional revenue due to changes in the Company’s estimate and methodology related to loyalty program accounting as noted in Critical Accounting Policies, below.

Excluding the impact of the Merger, cargo revenue increased by $177 million, or 33%, in 2010 as compared to 2009, primarily due to improved economic conditions resulting in improved traffic and yield. UAL’s freight ton miles improved by 22.1% in 2010 as compared to 2009, while mail ton miles dropped approximately 8.8% during the same period, for a composite cargo traffic gain of 18.3%. Freight yields in 2010 were 15.0% better than in 2009 due to stronger freight traffic, reduced industry capacity and numerous tactical rate recovery initiatives, particularly in UAL’s Pacific markets. On a composite basis, cargo yield in 2010 increased 12.6% as compared to 2009.

Excluding the impact of the Merger, other operating revenue was up 14% in 2010, as compared to 2009, which was primarily due to growth in ancillary passenger-related charges such as baggage fees.

2009 compared to 2008

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2009	2008	$ Change	% Change
Passenger—Mainline	$11,313	$14,822	$(3,509)	(23.7)
Passenger—Regional	2,884	2,981	(97)	(3.3)

Total passenger revenue	14,197	17,803	(3,606)	(20.3)
Cargo	536	854	(318)	(37.2)
Other operating revenue	1,602	1,537	65	4.2

	$16,335	$20,194	$(3,859)	(19.1)

The table below presents UAL’s passenger revenues and selected operating data based on geographic region:

	Increase (decrease) in 2009 from 2008:
	Domestic		Pacific		Atlantic		Latin America		Total Mainline		Regional Carriers		Consolidated
Passenger revenue (in millions)	$(2,007)		$(910)		$(403)		$(189)		$(3,509)		$(97)		$(3,606)
Passenger revenue	(23.5)%		(28.9)%		(15.4)%		(35.8)%		(23.7)%		(3.3)%		(20.3)%
Average fare per passenger	(13.2)%		(23.6)%		(13.1)%		(17.1)%		(14.1)%		(11.1)%		(15.4)%
Yield	(15.8)%		(20.5)%		(13.2)%		(20.5)%		(16.4)%		(14.6)%		(14.7)%
PRASM	(14.6)%		(19.7)%		(13.2)%		(21.2)%		(15.5)%		(13.0)%		(13.8)%
Average length of aircraft flight	1.5%		(5.4)%		(0.5)%		(1.6)%		1.4%		4.7%		(1.9)%
Passengers	(11.9)%		(6.9)%		(2.7)%		(22.6)%		(11.2)%		8.9%		(5.8)%
RPMs	(9.2)%		(10.6)%		(2.5)%		(19.2)%		(8.7)%		13.3%		(6.5)%
ASMs	(10.4)%		(11.5)%		(2.6)%		(18.5)%		(9.7)%		11.2%		(7.4)%
Passenger load factor	1.1	pts.	0.8	pts.	0.1	pts.	(0.7	) pts.	0.9	pts.	1.4	pts.	0.8	pts.

Consistent with the rest of the airline industry, UAL’s decline in PRASM was partially driven by a precipitous decline in worldwide travel demand as a result of the severe global recession. Two key factors had a distinct impact on UAL’s revenue during 2009. First, network composition played a role in overall unit revenue decline. International markets, in particular the Pacific region, experienced more significant unit revenue declines as compared to the other regions. Given UAL’s significant international network and its historic relative contribution to passenger revenue, UAL’s revenue was significantly impacted by the contraction in travel demand in the Pacific. Second, while demand generally declined across all geographic regions, premium and business demand declined more significantly than leisure demand. As UAL’s business model is strongly aligned to serve premium and business travelers, both internationally and domestically, the decrease in travel by business travelers and the buy-down from premium class to economy class by some business travelers caused a significant negative impact on UAL’s results in 2009.

In 2009, consolidated yield decreased 14.7% as compared to 2008, while consolidated average fare per passenger decreased 15.4% in the same period. The yield and average fare decreases were primarily a result of the weak economic environment in 2009 and the resulting adverse economic impacts on UAL, as discussed above. Consolidated revenue was also negatively impacted by lower volumes of traffic due to the effects of the severe global recession.

Consolidated revenues were favorably impacted in 2009 by an adjustment of approximately $36 million related to certain tax accruals that were previously recorded as a reduction of revenue. This adjustment was recorded as a result of new information received by UAL related to these tax matters.

Cargo revenue declined by $318 million, or 37%, in 2009 as compared to 2008, due to four key factors. First, United took significant steps to rationalize its capacity, with reduced international capacity affecting a number of key cargo markets. Second, as noted by industry statistical releases during 2009, virtually all carriers in the industry, including United, were sharply impacted by reduced air freight and mail volumes driven by lower recessionary demand, with the resulting oversupply of cargo capacity putting pressure on industry pricing in nearly all markets. Some of the largest industry demand reductions occurred in the Pacific cargo market, where United has a greater cargo capacity as compared to the Atlantic, Latin and Domestic cargo markets. Third, lower fuel costs in 2009 also reduced cargo revenue through lower fuel surcharges on cargo shipments as compared to 2008 when historically high fuel prices occurred. Finally, United, historically one of the largest carriers of U.S. international mail, was impacted by lower mail volumes and pricing beginning in third quarter of 2009 arising from U.S. international mail deregulation. The deregulation moved pricing from regulated rates set by the DOT to market-based pricing as a result of a competitive bidding process.

In 2009, the increase in other operating revenues was primarily due to an increase in ancillary passenger-related revenues, which includes baggage fees and other unbundled services. For the full year of 2009, ancillary passenger-related revenues totaled approximately $1.1 billion.

Operating Expenses.

2010 compared to 2009

The table below includes data related to UAL’s operating expenses for the year ended December 31 (in millions, except percentage changes):

	2010	2009	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$6,687	$4,204	$2,483	$986	$1,497	35.6
Salaries and related costs	5,002	3,919	1,083	786	297	7.6
Regional capacity purchase	1,812	1,523	289	202	87	5.7
Landing fees and other rent	1,307	1,011	296	231	65	6.4
Aircraft maintenance materials and outside repairs	1,115	965	150	135	15	1.6
Depreciation and amortization	1,079	917	162	177	(15)	(1.6)
Distribution expenses	912	670	242	156	86	12.8
Aircraft rent	500	346	154	174	(20)	(5.8)
Merger-related costs and special charges	733	374	359	201	158	NM
Goodwill impairment credit	(64)	—	(64)	—	(64)	NM
Other operating expenses	3,170	2,567	603	537	66	2.6

	$22,253	$16,496	$5,757	$3,585	$2,172	13.2

The increase in aircraft fuel expense was primarily attributable to increased market prices for fuel, as shown in the table below which reflects the significant changes in aircraft fuel cost per gallon for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The 2010 amounts presented in the table below exclude the impact of Continental’s results after the closing date of the Merger. See Note 13 to the financial statements in Item 8 for additional details regarding gains and losses from settled positions and unrealized gains and losses at the end of the period.

	(In millions)		% Change	Average price per gallon		% Change
	2010	2009		2010	2009
Fuel purchase cost	$5,581	$4,308	29.5	$2.34	$1.84	27.2
Fuel hedge (gains) losses	119	(104)	NM	0.05	(0.04)	NM

Total aircraft fuel expense	$5,700	$4,204	35.6	$2.39	$1.80	32.8

Total fuel consumption (gallons)	2,388	2,338	2.1

Excluding the impact of the Merger, salaries and related costs increased $297 million, or 8%, in 2010 as compared to 2009. The increase was primarily due to increased accruals for profit sharing and other annual incentive plans. In 2010, UAL’s accrual for profit sharing was $166 million. Expense for the plan was not accrued in 2009 as the profit sharing and other incentive plan payouts were not earned based on UAL’s adjusted pre-tax losses.

Excluding the impact of the Merger, regional capacity purchase expense increased $87 million, or 6%, in 2010 as compared to 2009 primarily due to an increase in capacity in the same period.

Excluding the impact of the Merger, distribution expenses increased $86 million, or 13%, in 2010 as compared to 2009 primarily due to an increase in passenger revenue on higher traffic and yields driving increases in commissions, credit card fees and GDS fees.

Excluding the impact of the Merger, aircraft rent expense decreased by $20 million, or 6%, in 2010 as compared to 2009, primarily as a result of United’s retirement of its entire fleet of Boeing 737 aircraft, some of which were financed through operating leases. This fleet retirement was completed during 2009.

Merger-related Costs and Special Charges.

The table below presents asset impairments, merger-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2010	2009	Income statement classification
Merger-related costs	$564	$—
Aircraft and aircraft related impairments	136	93
Intangible asset impairments	29	150
Municipal bond litigation	—	27
Lease termination and other charges	4	104

Total merger-related costs and special charges	733	374	Merger-related costs and special charges
Goodwill credit	(64)	—
Tax benefit on intangible asset impairments and asset sales	(12)	(21)	Income tax benefit

Total charges, net of tax	$657	$353

See Note 21 to the financial statements in Item 8 for additional information related to special charges.

Merger-related costs

Merger-related costs consist of charges related to the Merger and include costs related to the planning and execution of the Merger, including costs for items such as financial advisor, legal and other advisory fees. Also included in merger-related costs are salary and severance related costs that are primarily associated with administrative headcount reductions and compensation costs related to the Merger. Merger-related costs also include integration costs, costs to terminate certain service contracts that will not be used by the combined company, costs to write-off system assets that are no longer used or planned to be used by the combined company and payments to third-party consultants to assist with integration planning and organization design. See Notes 1 and 21 to the financial statements in Item 8 for additional information.

Asset impairments

The aircraft impairments in 2010 and 2009 are primarily related to a decrease in the estimated market value of UAL’s nonoperating Boeing 737 and 747 aircraft. In 2010, UAL recorded a $29 million impairment ($18 million net of taxes) of its indefinite-lived Brazil routes due to an estimated decrease in the value of these routes as a result of the new open skies agreement.

During 2010, UAL determined it overstated its deferred tax liabilities by approximately $64 million when it applied fresh start accounting upon its exit from bankruptcy in 2006. Under applicable standards in 2008, this error would have been corrected with a decrease to goodwill, which would have resulted in a decrease in the amount of UAL’s 2008 goodwill impairment charge. Therefore, UAL corrected this overstatement in the fourth quarter of 2010 by reducing its deferred tax liabilities and recorded it as a goodwill impairment credit in its consolidated statement of operations. The adjustment was not made to prior periods as UAL does not believe the correction is material to the current or any prior period.

In 2009, UAL recorded a $150 million intangible asset impairment ($95 million net of taxes) to decrease the value of United’s tradename, which was primarily due to a decrease in estimated future revenues resulting from the weak economic environment and United’s capacity reductions, among other factors.

In 2009, UAL recorded special charges of $27 million related to the final settlement of the LAX municipal bond litigation and $104 million primarily related to Boeing 737 aircraft lease terminations.

During the fourth quarter of 2010, UAL recorded $130 million to other operating expense, $65 million each for United and Continental, due to revenue sharing obligations related to the trans-Atlantic joint venture with Lufthansa and Air Canada. This expense relates to UAL’s payments for the first nine months of 2010, prior to contract execution.

2009 compared to 2008

UAL’s mainline capacity decreased 9.7% in 2009 as compared to 2008. The capacity reduction had a significantly favorable impact on certain UAL operating expenses, as further described below. The table below includes data related to UAL’s operating expenses for the year ended December 31 (in millions, except percentage changes):

	2009	2008	$ Change	% Change
Aircraft fuel	$4,204	$8,979	$(4,775)	(53.2)
Salaries and related costs	3,919	4,452	(533)	(12.0)
Regional capacity purchase	1,523	1,391	132	9.5
Landing fees and other rent	1,011	954	57	6.0
Aircraft maintenance materials and outside repairs	965	1,096	(131)	(12.0)
Depreciation and amortization	917	946	(29)	(3.1)
Distribution expenses	670	846	(176)	(20.8)
Aircraft rent	346	409	(63)	(15.4)
Asset impairments and special charges	374	339	35	NM
Goodwill impairment charge	—	2,277	(2,277)	NM
Other operating expenses	2,567	2,943	(376)	(12.8)

	$16,496	$24,632	$(8,136)	(33.0)

The decrease in aircraft fuel expense was primarily attributable to decreased market prices for fuel, as shown in the table below, which reflects the significant changes in fuel cost per gallon in 2009 as compared to 2008. Lower mainline fuel consumption due to the mainline capacity reductions also benefited mainline fuel expense in 2009 as compared to the prior year. Prior to April 1, 2010, UAL did not designate any of its fuel hedge contracts under applicable accounting standards. Therefore, UAL marked-to-market changes in the fair value of its contracts through fuel expense in the case of economic hedges and through nonoperating expense in the case of hedges that were not considered to be economic hedges. The majority of the combined $1.1 billion of fuel hedge losses in 2008 was due to mark-to-market losses on open fuel hedge contracts at December 31, 2008. These contracts cash settled in 2009. These significant losses occurred because certain UAL hedge instruments required payments by UAL to the counterparty if fuel prices fell below specified floors or strike prices in the hedge contracts. Crude oil peaked at approximately $145 per barrel in July 2008 and subsequently fell to around $45 per barrel in December 2008. The hedge contract prices at which UAL was required to make payments to its counterparties were well above $45 per barrel, resulting in significant losses on the hedge contracts.

	(In millions)		% Change	Average price per gallon		% Change
	2009	2008		2009	2008
Fuel purchase cost	$4,308	$8,371	(48.5)	$1.84	$3.26	(43.5)
Fuel hedge (gains) losses	(104)	608	NM	(0.04)	0.28	NM

Total aircraft fuel expense	4,204	8,979	(53.2)	$1.80	$3.54	(49.2)

Total fuel consumption (gallons)	2,338	2,553	(8.4)

Salaries and related costs decreased $533 million, or 12%, in 2009 as compared to 2008. The decrease was primarily due to UAL’s reduced workforce in 2009 compared to 2008. UAL had approximately 43,700 average full-time equivalent employees for the year ended December 31, 2009 as compared to 49,600 for the year ended December 31, 2008. A $73 million decrease in severance expense related to UAL’s operational plans and a $92 million year-over-year benefit due to changes in employee benefit expenses also contributed to the decrease in salaries and related costs. Salaries and related costs also decreased by $46 million due to UAL’s Success Sharing Program. UAL did not record any expense for this plan in 2009. Partially offsetting these benefits were the impacts of average wage and benefit cost increases and a $38 million increase related to on-time performance bonuses paid to operations employee groups during 2009, which were not paid in 2008.

The increase in regional capacity purchase expense of 10% in 2009 as compared to 2008 is consistent with the 11% increase in regional capacity during the same period.

Landing fees and other rent increased $57 million, or 6%, in 2009 as compared to 2008 primarily due to higher rates.

During 2009, aircraft maintenance materials and outside repairs decreased by $131 million, or 12%, as compared to the prior year primarily due to a lower volume of engine and airframe maintenance repairs as a result of United’s early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.

Distribution expenses decreased $176 million, or 21%, in 2009 as compared to 2008 primarily due to lower passenger revenues on lower traffic and yields driving reductions in commissions, credit card fees and GDS fees. UAL also implemented several operating cost savings programs for both commissions and GDS fees which produced realized savings in 2009.

Aircraft rent expense decreased by $63 million, or 15%, in 2009 as compared to 2008 primarily as a result of UAL’s retirement of its entire fleet of Boeing 737 aircraft, some of which were financed through operating leases.

UAL’s other operating expenses decreased $376 million, or 13%, in 2009 as compared to 2008. This decrease was primarily due to cost savings initiatives and lower variable costs associated with a 9.7% decrease in mainline capacity. In addition, other operating expenses decreased due to a reduction in maintenance cost of sales, which was due to lower sales of engine maintenance services.

Asset Impairments and Special Charges.

See Operating Expenses—2010 compared to 2009, above, for a discussion of 2009 impairments and special items. In 2008, UAL performed impairment tests of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft pre-delivery deposits, aircraft and related spare engines and spare parts) due to events and changes in circumstances that indicated an impairment might have occurred. As a result of this impairment testing, UAL recorded asset impairment charges of $2.6 billion. See Critical Accounting Policies and Note 4 to the financial statements in Item 8 for additional information.

In addition, lease termination and other charges of $25 million were recorded during 2008 which primarily relate to the accrual of future rents for the Boeing 737 leased aircraft that were removed from service and charges associated with the return of certain of these aircraft to their lessors.

See Note 21 to the financial statements in Item 8 for further information regarding these special items.

Nonoperating Income (Expense).

2010 compared to 2009

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions except percentage changes):

	2010	2009	Favorable/(Unfavorable)
			$ Change	Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(798)	$(577)	$(221)	$(86)	$(135)	(23.4)
Interest income	15	19	(4)	3	(7)	(36.8)
Interest capitalized	15	10	5	4	1	10.0
Miscellaneous, net	42	37	5	2	3	8.1

Total	$(726)	$(511)	$(215)	$(77)	$(138)	(27.0)

The increase in interest expense in 2010 as compared to 2009, excluding the Merger impact, was primarily due to higher interest rates on average debt outstanding in 2010 as compared to comparable rates on average debt outstanding in 2009, as certain of the Company’s recent financings have terms with higher interest rates as compared to debt that has been repaid. The higher interest rates were due to distressed capital markets and the Company’s credit and liquidity outlook at the time of the financings.

In 2010, miscellaneous, net included a gain of $21 million from the distribution to United of the remaining United Series 2001-1 enhanced equipment trust certificate (“EETC”) assets upon repayment of the note obligations. In addition, miscellaneous, net included $10 million of hedge ineffectiveness gains in 2010 on fuel hedge contracts that were designated as cash flow hedges, as compared to $31 million of fuel hedge gains in 2009. The fuel hedge gains in 2009 resulted from hedge contracts that were not designated as cash flow hedges, as further discussed below under 2009 compared to 2008.

2009 compared to 2008

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions, except percentage changes):

	2009	2008	Favorable/ (Unfavorable) Change
			$	%
Interest expense	$(577)	$(571)	$(6)	(1.1)
Interest income	19	112	(93)	(83.0)
Interest capitalized	10	20	(10)	(50.0)
Miscellaneous, net	37	(550)	587	NM

Total	$(511)	$(989)	$478	48.3

Nonoperating expenses decreased by $478 million in 2009 as compared to 2008. The decrease was primarily due to a $559 million improvement in net fuel hedge gains and losses, partially offset by a $93 million decrease in interest income due to lower investment yields as a result of decreased market rates.

As described in the discussion of changes in aircraft fuel expense above, prior to April 1, 2010, UAL did not designate any of its fuel hedges as cash flow hedges under applicable accounting standards. UAL had a significant amount of hedges that it did not consider economic hedges and classified the related hedge losses in miscellaneous nonoperating expense. As noted above, the significant losses in 2008 were due to significant fuel price declines below the contractual prices in UAL’s fuel hedge portfolio that existed during and at the end of 2008. The Company’s fuel derivative gain in 2009 was less significant compared to 2008 because the Company did not have any significant derivative activity for hedges that are classified in miscellaneous, net, in 2009, other than settlement of contracts that existed at December 31, 2008, and there was less fuel price volatility in 2009 as compared to 2008. See Note 13 to the financial statements in Item 8 for further information related to fuel hedges.

Income Taxes.

In 2010, UAL recorded a tax benefit of $11 million related to the impairment of its Brazil routes, offset by $12 million of state and other income tax expense. The tax benefits recorded in 2009 and 2008 are related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the impact of an increase in state tax rates. Excluding these items, the effective tax rates differed from the federal statutory rate of 35% primarily due to the following: change in valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes. UAL is required to provide a valuation allowance for its deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. See Note 8 to the financial statements in Item 8 for additional information.

United and Continental—Results of Operations—2010 Compared to 2009

During the fourth quarter of 2010, United and Continental changed their classification of certain revenue and expense items. Historical amounts have been reclassified for comparability. See Note 1 to the financial statements in Item 8 for additional information related to these reclassifications.

United’s and Continental’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been abbreviated pursuant to General Instruction I(2)(a) of Form 10-K.

United

The following table presents information related to United’s results of operations (in millions, except percentage changes):

	2010	2009	% Change
Operating Revenue:
Passenger revenue	$17,130	$14,197	20.7
Cargo and other revenue	2,552	2,162	18.0

Total revenue	$19,682	$16,359	20.3

	2010	2009	% Change
Operating Expenses:
Aircraft fuel	$5,700	$4,204	35.6
Salaries and related costs	4,212	3,919	7.5
Regional capacity purchase	1,610	1,523	5.7
Landing fees and other rent	1,077	1,011	6.5
Aircraft maintenance materials and outside repairs	980	965	1.6
Depreciation and amortization	903	917	(1.5)
Distribution expenses	756	670	12.8
Aircraft rent	326	349	(6.6)
Merger-related costs and special charges	532	374	NM
Goodwill impairment credit	(64)	—	NM
Other operating expenses	2,632	2,564	2.7

Total operating expenses	$18,664	$16,496	13.1

Operating income (loss)	$1,018	$(137)	NM
Nonoperating expense	$634	$511	24.1

United had a net income of $399 million in 2010 as compared to a net loss of $628 million in 2009. Excluding the impact of the Merger on UAL’s results of operations, United’s results of operations were consistent with the UAL results discussed above. Prior to the Merger, United was UAL’s only significant operating subsidiary. As compared to 2009, United’s consolidated revenue increased $3.3 billion, or 20%, to $19.7 billion for the year ended December 31, 2010. This increase was primarily due to improved economic conditions in 2010 which drove higher fares. As discussed above, in 2010, United increased consolidated capacity only by approximately 1% due to the weak economic conditions in 2009 and 2008. United’s increase in consolidated passenger volume was consistent with this increase in capacity.

United’s operating expenses increased approximately $2.2 billion in 2010 as compared to 2009, which was primarily due to the following:

•

An increase of approximately $1.5 billion in aircraft fuel expense, which was primarily driven by increased market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses—2010 compared to 2009, above;

•

An increase of $293 million in salaries and related costs, which was primarily due to increased accruals for profit sharing and other annual incentive plans. In 2010, United’s profit sharing expense was $165 million. Expense for the plan was not accrued in 2009 as the profit sharing and other incentive plan payout expenses were not earned based on UAL’s adjusted pre-tax losses;

•	An $86 million, or 13%, increase in distribution expenses due to increased passenger volumes and higher ticket fares;

•

A $158 million increase in merger-related costs and special charges, primarily due to $363 million of costs associated with the Merger and the integration of United and Continental, as discussed above. In 2009, United incurred significant special charges associated with its fleet reduction plan. See Note 21 to the financial statements in Item 8 for additional details regarding merger-related costs and special charges; and

•	Other operating expenses included a $65 million payment due to the revenue sharing obligations related to the trans-Atlantic joint venture with Lufthansa and Air Canada.

United’s nonoperating expense increased $123 million, or 24%, in 2010 as compared to 2009, which was primarily due to the increased cost of debt financing as a result of distressed capital markets during 2008 and

2009. United’s interest expense is consistent with UAL’s interest expense, excluding the Merger impact discussed above, except for approximately $21 million of interest expense in 2010 from UAL’s $345 million of 6% Senior Convertible Notes due 2029 that were not issued by United.

Continental

The table below presents the Continental Successor and Predecessor periods in 2010. The combined presentation for the year ended December 31, 2010 does not represent a GAAP presentation. Management believes that the combined non-GAAP results provide a more meaningful comparison to the full year 2009. Continental’s operating income and net income in the combined 2010 period were $698 million and $346 million, respectively, as compared to operating and net losses of $144 million and $282 million, respectively, in 2009. This improvement was largely due to the improvement in global economic conditions following the severe recession in 2009, consistent with the improvement in UAL’s results described above.

(in millions)	Successor Three Months Ended December 31, 2010	Predecessor Nine Months Ended September 30, 2010	Combined 2010	Predecessor Year Ended December 31, 2009	% Change
Operating Revenue:
Passenger revenue	$3,167	$9,503	$12,670	$11,040	14.8
Cargo and other revenue	396	1,285	1,681	1,583	6.2

Total revenue	$3,563	$10,788	$14,351	$12,623	13.7

Operating Expenses:
Aircraft fuel	$986	$2,872	$3,858	$3,401	13.4
Salaries and related costs	786	2,527	3,313	3,137	5.6
Regional capacity purchase	202	608	810	826	(1.9)
Landing fees and other rent	231	656	887	841	5.5
Aircraft maintenance materials and outside repairs	135	399	534	597	(10.6)
Depreciation and amortization	177	380	557	494	12.8
Distribution expenses	156	474	630	537	17.3
Aircraft rent	174	689	863	934	(7.6)
Merger-related costs and special charges	201	47	248	145	NM
Other operating expenses	537	1,416	1,953	1,855	5.3

Total operating expenses	$3,585	$10,068	$13,653	$12,767	6.9

Operating income (loss)	$(22)	$720	$698	$(144)	NM
Nonoperating expense	77	278	355	295	20.3

Total revenues increased 14% in the combined 2010 period, as compared to 2009, primarily due to higher passenger fares, which were driven by improving global economic conditions and an increased demand for air travel.

In the combined 2010 period, aircraft fuel expense increased 13% as compared to 2009 primarily due to an increase in fuel prices. Fuel hedge losses were $9 million and $380 million in 2010 and 2009, respectively. Continental’s fuel purchase cost, without hedge impacts, increased approximately 27% in 2010 as compared to 2009, which is relatively consistent with UAL’s unhedged cost of fuel summarized in the tables above.

Salaries and related costs increased 6% in the combined 2010 period as compared to 2009. The significant factors contributing to the increase in 2010 were profit sharing and related taxes of $77 million, variable incentive compensation and annual employee wage increases.

Aircraft maintenance materials and outside repairs decreased 11% in the combined 2010 period as compared to 2009 primarily due to the timing of maintenance events and savings from renegotiated rates on certain contracts.

Continental’s depreciation and amortization expense increased in the combined 2010 period as compared to 2009 primarily due to increased expense in the Successor period associated with recording Continental’s assets at fair value as of the Merger closing date.

Distribution expenses increased 17% in the combined 2010 period as compared to 2009, which was primarily due to increases in ticket volumes and prices, as some distribution expenses are price-based and some are volume-based.

Aircraft rent decreased 8% in the combined 2010 period as compared to 2009 primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

During the fourth quarter of 2010, Continental recorded $65 million to other operating expense due to the revenue sharing obligations related to the trans-Atlantic joint venture with Lufthansa and Air Canada for the first three quarters of 2010.

Merger-related costs and special charges in the combined 2010 period included $230 million of merger-related expenses due to costs associated with the Merger and integration of United and Continental, as discussed above. Aircraft-related charges of $89 million in 2009 included $31 million of non-cash impairments on Boeing 737-300 and 737-500 aircraft and related assets, $39 million of other aircraft-related charges and $19 million of losses related to subleasing regional jets. See Note 21 to the financial statements in Item 8 for additional discussion of merger-related costs and special charges.

Liquidity and Capital Resources.

As of December 31, 2010, UAL had $8.7 billion in unrestricted cash, cash equivalents and short-term investments, which is $5.6 billion higher than at December 31, 2009 primarily due to the Merger impact. At December 31, 2010, UAL also had $388 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers’ compensation claims, credit card processing contracts, letters of credit and performance bonds. We may be required to post significant additional cash collateral to meet such obligations in the future. Restricted cash and cash equivalents at December 31, 2009 totaled $341 million. United has a $255 million revolving commitment under its Amended Credit Facility, maturing in February 2012, of which $253 million and $254 million had been used for letters of credit as of December 31, 2010 and 2009, respectively. Unless this facility is renewed or replaced, these letters of credit will likely be replaced with cash collateral. In addition, under a separate agreement, United had a $150 million unused line of credit as of December 31, 2010.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and postretirement medical and pension obligations. At December 31, 2010, UAL had approximately $15.4 billion of debt and capital lease obligations. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

As of December 31, 2010 a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets were pledged under various loan and other agreements. See Note 14 to the financial statements in Item 8 for additional information on assets provided as collateral by the Company. The Company has limited undrawn lines of credit and most of our otherwise readily financeable assets are encumbered. The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable. Although access to the capital markets has improved, as evidenced by our recent financing transactions, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all). We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

The following is a discussion of UAL’s sources and uses of cash from 2008 to 2010. As UAL applied the acquisition method of accounting to the Merger, UAL’s cash activities discussed below include Continental activities only after October 1, 2010.

Cash Flows from Operating Activities.

2010 compared to 2009

UAL’s cash from operating activities increased by $941 million in 2010, as compared to 2009. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses, including fuel, distribution costs and interest expense, partially offset the benefit from increased revenues. Net cash required for fuel increased in the 2010 period due to higher aircraft fuel prices, as shown in the fuel expense table in Results of Operations—Operating Expenses—2010 Compared to 2009, above. Operating cash flows in the 2009 period included the receipt of $160 million related to the future relocation of UAL’s Chicago O’Hare cargo facility.

2009 compared to 2008

UAL’s cash from operating activities increased by $2.2 billion in 2009 as compared to 2008. This improvement was partly due to decreased cash required for aircraft fuel purchases as consolidated fuel purchase costs decreased by $4.1 billion in 2009 as compared to 2008. Decreases in UAL’s fuel hedge collateral requirements also provided operating cash of approximately $955 million in 2009, as compared to a use of cash of $965 million in 2008. In addition, UAL received $160 million during 2009 related to the future relocation of its Chicago O’Hare cargo facility.

These operating cash flow benefits were partially offset by a decrease in operating cash flow due to decreased revenues, which decreased by $3.9 billion in 2009. In addition, UAL did not have a significant advance sale of miles in 2009 resulting in an unfavorable variance as compared to 2008, during which UAL received $600 million from its advanced sale of miles and license agreement with its co-branded credit card partner, as discussed below.

Cash Flows from Investing Activities.

2010 compared to 2009

UAL’s capital expenditures were $371 million and $317 million in 2010 and 2009, respectively. Included in UAL’s capital expenditures are Continental’s capital expenditures in the fourth quarter of 2010. In addition to cash capital expenditures, UAL’s asset additions include Continental’s acquisition of three Boeing 737 aircraft in the fourth quarter of 2010. The proceeds of the EETC financing in the fourth quarter of 2010 (described below) were directly issued to the aircraft manufacturers; therefore, these proceeds are not presented as capital expenditures and financing proceeds in the statements of consolidated cash flows. UAL limited its spending in both 2010 and 2009 by focusing its capital resources only on its highest-value projects.

In 2009, United received $175 million from three sale-leaseback agreements. These transactions were accounted for as capital leases, resulting in an increase to capital lease assets and capital lease obligations during 2009.

2009 compared to 2008

The sale of $2.3 billion of short-term investments throughout 2008 generated significant investing cash flows in 2008 as compared to 2009. As discussed below, these investments were sold as part of UAL’s shift to invest available cash into money market funds. UAL’s capital expenditures, which included capitalized interest, were $317 million and $475 million in 2009 and 2008, respectively. Capital expenditures decreased significantly in the 2009 period as compared to 2008 because the Company acquired only one aircraft in 2009, as compared to ten aircraft acquired during 2008. The 2009 and 2008 aircraft acquisitions were completed pursuant to existing lease terms using pre-funded lease deposits, as described below in Cash Flows from Financing Activities below.

In 2009, United received $175 million from three sale-leaseback agreements, described above. The 2008 period included proceeds of $274 million from one sale-leaseback transaction. Other asset sales, including airport slot sales, generated proceeds of $77 million and $94 million during 2009 and 2008, respectively.

Cash Flows from Financing Activities.

Significant financing events in 2010 were as follows:

•

In January 2010, United issued $500 million of 9.875% Senior Secured Notes due 2013 and $200 million of 12.0% Senior Second Lien Notes due 2013, which are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes.

•

In January 2010, United issued the remaining $1.3 billion in principal amount of the equipment notes relating to the Series 2009-1 and 2009-2 EETCs. Issuance proceeds of approximately $1.1 billion were used to repay the Series 2000-2 and 2001-1 EETCs and the remaining proceeds were used for general corporate purposes.

•

In December 2010, Continental issued approximately $427 million of Class A and Class B pass-through certificates through two pass-through trusts. In December 2010, using proceeds from the issuance of the pass-through certificates, Continental issued equipment notes relating to five currently owned aircraft, resulting in proceeds of approximately $90 million to be used for general corporate purposes. Also in December 2010, Continental issued equipment notes resulting in $98 million of proceeds that were used to purchase three new Boeing 737 aircraft. The proceeds used to purchase the three new Boeing 737 aircraft were accounted for as a noncash investing and financing activity. In 2011, Continental expects to receive $239 million in net proceeds from the issuance of equipment notes, of which $142 million relates to seven currently owned aircraft and will be used for general corporate purposes, and of which $97 million will be used to acquire three additional new Boeing 737 aircraft.

•

In 2010, United acquired six aircraft through the exercise of its lease purchase options. Aircraft lease deposits of $236 million provided financing cash that was primarily utilized by United to make the final payments due under these capital lease obligations.

Significant financing events in 2009 for UAL and United were as follows:

•	$322 million from multiple financings by United that are secured by certain aircraft spare parts, aircraft and spare engines;

•	$345 million from UAL’s issuance of 6% Senior Convertible Notes due 2029 (the “6% Senior Convertible Notes”);

•	$161 million from United’s partial issuance of equipment notes related to the Series 2009-1 and Series 2009-2 EETCs described above in 2010 financing activities; and

•

$222 million in net proceeds from the issuance of UAL common stock, consisting of $90 million from the completion of UAL’s equity offering program that began in 2008 and $132 million, net of fees, from the issuance of 19.0 million shares of UAL common stock in an underwritten public offering for a price of $7.24 per share.

The proceeds from these transactions were partially offset by $984 million used for scheduled long-term debt and capital lease payments during 2009, as well as $49 million used for payment of various costs associated with the financing activities above.

2008 Activity

UAL used $253 million for its special distribution to common stockholders (United issued a $257 million dividend to UAL for this distribution) and $919 million for scheduled long-term debt and capital lease payments. United used cash of $109 million in connection with an amendment to its Amended Credit Facility, as further discussed below. In 2008, United acquired ten aircraft that were being operated under existing leases. These aircraft were acquired pursuant to existing lease terms. Aircraft lease deposits of $155 million provided financing cash that was primarily utilized by United to make the final payments due under these lease obligations.

United completed a $241 million credit agreement secured by 26 of United’s currently owned and mortgaged Airbus A319 and A320 aircraft. Borrowings under the agreement were at a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin. The agreement requires periodic principal and interest payments through its final maturity in June 2019. United may not prepay the loan prior to July 2012.

United also entered into an $84 million loan agreement secured by three aircraft, including two Airbus A320 aircraft and one Boeing 777 aircraft.

UAL generated net proceeds of $107 million in 2008 related to the $200 million equity offering program described above in the 2009 financing activities.

See Cash Flows from Investing Activities, above, for a discussion of United’s 2008 sale-leaseback transactions.

For additional information regarding these matters and other liquidity events, see Notes 5, 14 and 15 to the financial statements in Item 8.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	“B2”	B-(outlook positive)
United	B	“B2”	B-(outlook positive)
Continental	B	“B2”	B-(outlook positive)

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements contained in Item 8 for additional details related to these and other matters affecting our liquidity and commitments.

Long-term debt and related covenants	Note 14
Operating leases	Note 15
Investment in student loan-related auction rate securities	Note 12
Fuel hedges	Note 13
Pension and other postretirement benefit obligations	Note 9
Regional capacity purchase agreements	Note 15
Guarantees and indemnifications, credit card processing agreements, and environmental liabilities	Note 17

Debt Covenants. Certain of the Company’s financing agreements impose certain operating and financial covenants, as applicable, on the Company, on United and its material subsidiaries, or on Continental and its subsidiaries. Among other covenants, the Amended Credit Facility requires UAL, United and certain of United’s material subsidiaries who are guarantors under the Amended Credit Facility to maintain a minimum unrestricted cash balance (as defined in the Amended Credit Facility) of $1.0 billion at all times; a minimum ratio of collateral value to debt obligations (that may increase if a specified dollar value of the route collateral is released); and a minimum fixed charge coverage ratio of 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter. Among other covenants, the indentures governing the Senior Notes require the issuer to maintain a minimum ratio of collateral value to debt obligations. If the value of the collateral underlying that issuer’s Senior Notes declines such that the issuer no longer maintains the minimum required ratio of collateral value to debt obligations, the issuer may be required to pay additional interest at the rate of 2% per annum, provide additional collateral to secure the noteholders’ lien or repay a portion of the Senior Notes. A breach of certain of the covenants or restrictions contained in the Amended Credit Facility or indentures governing the Senior Notes could result in a default and a subsequent acceleration of the applicable debt obligations. In addition, the indentures governing the United Senior Notes contain a cross-acceleration provision pursuant to which a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under such indentures. A default under the indentures governing the United Senior Notes could allow holders of the United Senior Notes to accelerate the maturity of the obligations in these agreements.

Credit Card Processing Agreements. United and Continental have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of United’s and Continental’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that United and Continental maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which United and Continental have not yet provided the air transportation.

As of December 31, 2010, United and Continental provided a reserve of $25 million each, as required under their respective credit card processing agreements with JPMorgan Chase and affiliates of JPMorgan Chase. Additional reserves may be required under these or other credit card processing agreements of United or Continental in certain circumstances, such as decreases in credit ratings, decreases in United’s or Continental’s unrestricted cash balance below amounts required by the processing agreements, or decreases in minimum ratios of unrestricted cash to current liabilities. In addition, in certain circumstances, an increase in the future reserve requirements as provided by the terms of one or more of United’s and Continental’s material credit card processing agreements could materially reduce the Company’s liquidity. See Note 17 to the financial statements in Item 8 for a detailed discussion of the obligations under the Company’s credit card processing agreements.

Capital Commitments and Off-Balance Sheet Arrangements. The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

The table below provides a summary of UAL’s material contractual obligations as of December 31, 2010 (in millions):

	2011	2012	2013	2014	2015	After 2015	Total
Long-term debt (a)	$2,411	$1,320	$1,835	$2,101	$1,953	$4,486	$14,106
Capital lease obligations—principal portion	252	124	119	116	117	562	1,290

Total debt and capital lease obligations	2,663	1,444	1,954	2,217	2,070	5,048	15,396
Interest on debt and capital lease obligations (b)	855	742	665	589	470	1,955	5,276
Aircraft operating lease obligations	1,711	1,635	1,576	1,503	1,218	3,234	10,877
Capacity purchase agreements (c)	1,707	1,622	1,557	1,403	1,286	4,080	11,655
Other operating lease obligations	1,100	1,077	891	816	705	5,988	10,577
Postretirement obligations (d)	162	163	166	171	176	974	1,812
Pension obligations (e)	126	175	157	156	156	2,556	3,326
Capital purchase obligations (f)	422	1,082	765	988	1,642	7,494	12,393

Total contractual obligations	$8,746	$7,940	$7,731	$7,843	$7,723	$31,329	$71,312

(a)	Long-term debt presented in UAL’s financial statements is net of a $261 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. Contractual long-term debt includes $101 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(b)	Includes interest portion of capital lease obligations of $116 million in 2011, $98 million in 2012, $92 million in 2013, $81 million in 2014, $64 million in 2015 and $288 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its capacity agreements. See Note 15 to the financial statements in Item 8 for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2020. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our assumptions regarding UAL’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 17 to the financial statements in Item 8 for a discussion of our purchase commitments.

Contingencies.

Contingent Senior Unsecured Notes. UAL would be obligated under an indenture to issue to the PBGC up to $500 million aggregate principal amount of 8% Notes if certain financial triggering events occur. The 8% Notes would be issued to the PBGC in up to eight equal tranches of $62.5 million (with each tranche issued no later than 45 days following the end of any applicable year). A triggering event occurs when UAL’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve-month measurement periods will end with the fiscal year ending December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of the issuance of the 8% Notes. A financial triggering event has not yet occurred under this indenture.

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

Many aspects of the Company’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the U.S. and abroad, could adversely affect operations and increase operating costs in the airline industry. There are certain laws and regulations relating to climate change that apply to the Company, including the EU Emissions Trading Scheme (“ETS”) (which is subject to legal challenge), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco Maintenance Center and co-located cogeneration plant). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas ETS, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. Beginning in 2012, the ETS would require the Company to ensure it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions from flights to and from EU member states with such allowances then surrendered on an annual basis to the government. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU ETS as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization (“ICAO”) with respect to the EU’s inclusion of non-EU carriers. If the scheme is found to be valid, it could significantly increase the cost of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to the Company is difficult to calculate with certainty due to a number of variables. Those potential costs will depend, among other things, on the baseline carbon emissions yet to be determined by the EU, the Company’s future carbon emissions from flights to and from the EU, and the price of carbon credits.

In addition to current regulatory programs, there is also the potential for additional climate change regulation. In 2010, the Administrator of the U.S. Environmental Protection Agency (“EPA”) found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges have been initiated and legislative proposals are expected that may invalidate this endangerment finding (and/or the EPA’s assertion of authority under the Clean Air Act), the finding could result in EPA regulation of commercial aircraft emissions.

In addition, the ICAO recently signaled through an ICAO Assembly Resolution that it will be developing a regulatory scheme for aviation greenhouse gas emissions. There could be other regulatory actions taken in the future by the U.S. government, state governments within the U.S., foreign governments, or through a separate United Nations global climate change treaty to regulate the emission of greenhouse gases by the aviation industry, which could result in multiple schemes applying to the same emissions. The precise nature of any such requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of

2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy protection, and the limitation of claimants’ recoveries to insurance proceeds.

Other Contingencies. United is a party to a multiyear technology services agreement and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

For further details on these and other matters, see Note 17 in Item 8.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company’s primary off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above, and certain municipal bond obligations, as discussed below. In addition, United has $253 million of letters of credit issued under its Amended Credit Facility at December 31, 2010. Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2010 in the amount of $73 million. The Continental letters of credit and performance bonds have expiration dates through December 2014.

Certain municipalities have issued municipal bonds on behalf of each of United and Continental to finance the construction of improvements at airport-related facilities. United and Continental also each lease facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. As of December 31, 2010, United guaranteed interest and principal payments of $270 million in principal amount of Denver International Airport bonds (“Denver Bonds”) which are due in 2032, unless United elects not to extend its equipment and ground lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee for Denver are not recorded in United’s financial statements because the related lease agreement is accounted for as an operating lease with the associated rent expense recorded on a straight-line basis over the expected lease term through 2032. The annual lease payments through 2023 and the final payment for the principal amount of the Denver Bonds are included in the operating lease payments in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above.

As of December 31, 2010, Continental is the guarantor of approximately $1.7 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below. These bonds, issued by various airport municipalities, are payable solely from Continental’s rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $190 million of these obligations are accounted for as capital leases.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $95 million at December 31, 2010 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated.

Increased Cost Provisions. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2010, UAL had $3.3 billion of floating rate debt (consisting of United’s $2.3 billion and Continental’s $1.0 billion of floating rate debt) and $483 million of fixed rate debt (consisting of United’s $233 million and Continental’s $250 million of fixed rate debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $3.7 billion (consisting of United’s $2.6 billion and Continental’s $1.1 billion of carrying value), we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2010, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines have provided indirect guarantees of the debt. UAL’s contingent exposure is approximately $276 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2010, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $212 million and $64 million, respectively. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which range from 2011 to 2040. The Company did not record a liability at the time these indirect guarantees were made.

United and Continental—Cash Flow Activities—2010 Compared to 2009

United

Operating Activities

United’s cash from operating activities increased by $819 million in 2010, as compared to 2009. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses, including fuel, distribution costs and interest expense, partially offset the benefit from increased revenues. Net cash required for fuel increased in the 2010 period due to higher aircraft fuel prices. Operating cash flows in the 2009 period included the receipt of $160 million related to the future relocation of UAL’s Chicago O’Hare cargo facility.

Investing Activities

United’s capital expenditures were $318 million and $317 million in 2010 and 2009, respectively. United limited its spending in both 2010 and 2009 by focusing its capital resources only on its highest-value projects. In 2009, United received $175 million from three sale-leaseback agreements. These transactions were accounted for as capital leases, resulting in an increase to capital lease assets and capital lease obligations during 2009.

Financing Activities

United’s significant financing activities in 2010 and 2009 are described in Cash Flows from Financing Activities, above, in this Item 7.

Continental

Operating Activities

Continental’s cash from operating activities increased by $1.0 billion in the combined 2010 period, as compared to 2009. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses, including fuel and distribution costs, partially offset the benefit from increased revenues.

Investing Activities

Continental’s capital expenditures were $300 million and $381 million in 2010 and 2009, respectively. In addition, Continental acquired aircraft in both 2010 and 2009 with proceeds from financings that were delivered directly to the manufacturer. See Note 18 to the financial statements in Item 8 for information related to these non-cash financing and investing activities.

In the combined 2010 period, cash used for purchases of short-term investments was $273 million, as compared to cash provided from sales of short-term investments of $180 million in 2009. This year-over-year variance was primarily due to investment of higher cash balances.

Financing Activities

Significant financing activities in 2010 and 2009 included the following:

•

In December 2010, Continental issued approximately $427 million of Class A and Class B pass-through certificates through two pass-through trusts. See the discussion above in Cash Flows from Financing Activities in this Item 7 for further information related to this financing.

•

In August 2010, Continental issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015. In conjunction with the issuance of these notes, Continental repaid its $350 million senior secured term loan credit facility that was due in June 2011. See Note 14 to the financial statements in Item 8 for additional information related to this financing.

•

In November 2009, Continental obtained financing for eight currently-owned Boeing aircraft and eleven new Boeing aircraft through an EETC financing, which included $528 million aggregate principal amount of Class A certificates that bear interest at 7.25% and $117 million aggregate principal amount of Class B certificates that bear interest at 9.25%. The obligation for this financing was recorded as debt in 2010 when the aircraft were delivered. The financing requires periodic principal and interest payments with final payments due in 2019 in the case of the Class A certificates and final payments due in 2017 in the case of the Class B certificates.

•

In December 2009, Continental issued $230 million in principal amount of 4.5% Convertible Notes due 2015. See Note 14 to the financial statements in Item 8 for additional details related to this financing.

•

In August 2009, Continental completed a public offering of 14 million shares of Class B common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million for general corporate purposes.

•

In July 2009, Continental obtained financing for 12 currently owned Boeing aircraft and five new Boeing aircraft through a $390 million EETC financing, which bears interest at 9%. The proceeds of the financing were used for general corporate purposes and to acquire new aircraft.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of the financial statements.

Passenger Revenue Recognition. The value of unused passenger tickets and miscellaneous charge orders (“MCOs”) is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United and Continental as passenger revenues when the transportation is provided or upon estimated breakage. The Company records an estimate of breakage revenue for tickets that will expire in twelve months without usage at departure date. The Company records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. Due to complex industry pricing structures, refund and exchange policies and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is collected. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCOs can be exchanged for a passenger ticket. The Company estimates the amount of MCO breakage revenue based on historical experience.

See Note 3 to the financial statements in Item 8 for additional information related to accounting standards impacting revenue recognition that have been issued, but not yet adopted by the Company.

Frequent Flyer Awards. United and Continental have loyalty programs to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty programs. We sell miles to these partners, which include retail merchants, credit card issuers, hotels and car rental companies, among others. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale that represents the fair value of the miles, as described further below. In the case of miles sold to third parties there are two revenue elements: marketing and air transportation, as described below.

Marketing-related element. In addition to selling miles for future redemption, the Company may also provide marketing services with the sale of miles, which, depending on the particular customer, may include advertising and branding services, access to the program member list and other services. The amount of revenue from the marketing-related element is determined by subtracting the estimated fair value of the miles earned or future transportation element from the total proceeds. The residual portion of the sales proceeds related to marketing activities is recorded as other operating revenue when earned.

Air transportation element. The Company defers the portion of the sales proceeds that represents the estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar Company fares and amounts paid to other airlines for air transportation. The initial revenue deferral is recorded as frequent flyer deferred revenue in our consolidated balance sheets. The revenue related to the air transportation component is recorded as passenger revenue.

The value of miles is estimated assuming redemptions on the Company and other participating carriers in the loyalty programs and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations. This estimate also includes the cost of redemption on other airlines and the cost of certain other awards. The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on its airline, versus on other airlines. Since the equivalent ticket value of miles redeemed on the Company and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer redemption behavior to patterns which are not consistent with historical behavior may result in material changes to deferred revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether the customer has accumulated enough miles to redeem an award. Some of these sold and awarded miles will never be redeemed by program members, which we refer to as “breakage.” UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. Prior to January 1, 2010, UAL and United recognized revenue related to expected expired miles over the estimated redemption period. The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs. For example, various program rule differences exist between the United and Continental programs. One such difference is for the expiration of miles, as under United’s program miles expire after eighteen months of inactivity, whereas miles do not expire under Continental’s program. Although Continental’s program does not cancel accounts for inactivity, Continental records breakage revenue by estimating that a portion of the miles will never be redeemed based on statistical analysis of several years of sales and redemptions of miles.

During the first quarter of 2010, United obtained additional historical data, previously unavailable, which enabled it to refine its estimate of the amount of breakage in its population of miles. This new data enables United to identify historical differences between certain of its breakage estimates and the amounts that have actually been experienced more accurately. As a result, United increased its estimate of the number of miles expected to expire. In conjunction with this change in estimate, United also adopted a change to the accounting methodology used to recognize breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to United’s prior method which recognized a pool of breakage dollars over an estimated redemption period. United believes that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

UAL and United estimate these changes increased passenger revenue by approximately $250 million, or $1.21 per UAL basic share ($0.99 per UAL diluted share), in the year ended December 31, 2010.

The following table summarizes information related to the Company’s frequent flyer deferred revenue:

	UAL	United	Continental
Frequent flyer deferred revenue at December 31, 2010 (in millions)	$6,073	$4,024	$2,049
% of miles earned expected to expire or go unredeemed	24%	24%	25%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$63	$44	$19

Asset Impairments. During 2010, 2009 and 2008, UAL performed interim and annual impairment tests of its intangible assets, including goodwill and certain of its long-lived assets, principally aircraft and related spare engines and spare parts. UAL tested its indefinite lived intangible assets, including goodwill, on an annual basis. In addition, UAL performed additional tests due to events and changes in circumstances that indicated an impairment might have occurred. Certain factors deemed by management to have constituted a potential impairment triggering event were a significant decline in actual and forecasted revenues, the planned removal from UAL’s fleet of 100 aircraft, and a significant decrease in the fair value of UAL’s outstanding equity and debt securities, including a decline in UAL’s market capitalization to significantly below book value, among others.

UAL recorded impairment charges of $165 million, $243 million and $2.6 billion during the years ended December 31, 2010, 2009 and 2008, respectively. The impairment charge in 2008 included a $2.3 billion goodwill impairment.

Discussed below is the methodology used for each type of asset impairment:

Aircraft Asset Impairments

All of UAL’s aircraft impairments during 2010, 2009 and 2008 were due to aircraft that were grounded or planned to be grounded or aircraft that were not operated by UAL. The aircraft impairments primarily related to United’s Boeing 737 fleet, which it completely removed from service, and five of its Boeing 747 aircraft, which it removed from service as part of United’s capacity reduction plans, which were initiated in 2008. Fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by United in its market value determination. Several impairments of the Boeing 737 and 747 aircraft occurred from 2008 to 2010 due to the weak economy and reduced demand for these particular aircraft, among other factors.

In addition to the Boeing 737 and 747 aircraft, in 2009, UAL tested five of its owned regional jets, which were leased to a third party, for impairment due to a weak market for these aircraft and a remaining lease term of approximately one year. As a result of this testing, UAL recorded impairment charges of $19 million to record the regional aircraft at estimated fair value as of December 31, 2009.

Due to the unfavorable economic and industry factors described above, UAL also determined in 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. UAL determined that these aircraft deposits were completely impaired and wrote off their full carrying value as UAL believed that it was highly unlikely that it would take these future aircraft deliveries and, therefore, United would be required to forfeit the deposits, which were not transferable based on existing contract terms.

Indefinite-lived Intangible Assets

UAL performs an annual impairment test of its indefinite-lived intangible assets on October 1 of each year and performs interim impairment tests of these assets throughout the year if events and changes in circumstances indicate that an impairment might have occurred.

In 2010, UAL recorded a $29 million impairment of its Brazil routes primarily due to the recent open skies agreement between the U.S. and Brazil which, once enacted, may result in a decrease in revenue from these routes. The valuation of the Brazil routes is based on an income methodology using estimated future cash flows from operation of the routes.

In 2009, using an income methodology which was based on estimated future cash flows, United recorded impairment charges of $150 million to decrease the carrying value of its tradename. The most significant impact on the estimated fair value was a significant decrease in actual and forecasted revenues due to the poor global economic conditions.

In 2008, UAL recorded a $64 million impairment charge to indefinite-lived intangible assets (primarily codeshare agreements).

In 2008, UAL estimated the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate, and using relevant data available. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

Under the market approaches, the fair value of the mainline reporting unit was estimated based upon the fair value of invested capital for UAL, as well as a separate comparison to revenue and EBITDAR multiples for similar publicly traded companies in the airline industry. The fair value estimates using both market approaches included a control premium similar to those observed for historical airline and transportation company market transactions.

Under the income approach, the fair value of the mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of May 31, 2008. The impacts of the Company’s aircraft and other tangible and intangible asset impairments were considered in the fair value estimation of the mainline reporting unit.

Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been UAL’s practice when performing annual goodwill impairment tests, the indicated fair value of the mainline reporting unit was less than its carrying value, and therefore, UAL was required to perform additional goodwill impairment testing. For this testing, UAL determined the implied fair value of goodwill of the mainline reporting unit by allocating the fair value of the reporting unit to all the assets and liabilities of the mainline reporting unit, including any recognized and unrecognized intangible assets, as if the mainline reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the acquisition price. As a result of this testing, UAL determined that goodwill was completely impaired and therefore recorded an impairment charge to write-off the full value of goodwill.

Accounting for Long-Lived Assets. The net book value of operating property and equipment for UAL was $16.9 billion and $9.8 billion at December 31, 2010 and 2009, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and Continental and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be

30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of UAL’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $36 million.

Benefit Accounting. United’s obligations with respect to defined benefit pension plans were substantially eliminated in 2006 as most of the United defined benefit plans were assumed by the PBGC as part of UAL Corporation’s emergence from Chapter 11 bankruptcy protection. UAL’s pension obligations increased significantly in 2010 due to UAL’s assumption of Continental obligations in the Merger. Under applicable accounting guidance, pension expense is recognized on an accrual basis over employees’ approximate service periods. UAL only began recognizing the impact of Continental’s plans in its financial statements beginning on October 1, 2010.

UAL’s plans’ under-funded status was $1.5 billion at December 31, 2010, of which $1.4 billion is attributed to Continental’s plans. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. We estimate that our minimum funding requirements for the Continental plans during calendar year 2011 is approximately $126 million. The fair value of the plans’ assets was $1.9 billion at December 31, 2010, of which $1.7 billion is attributed to assets of Continental’s plans.

The following discussion relates only to the Continental plans, as the United plans are not significant to UAL’s total obligations.

When calculating pension expense for 2011, Continental assumed that its plans’ assets would generate a long-term rate of return of 7.75%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist primarily of equity and fixed-income securities held through common collective trusts. Equity securities include investments in large-cap and small-cap companies. Fixed-income securities include corporate bonds of companies in diversified industries and asset and mortgage-backed securities. Investments in equity securities and fixed-income securities are commingled funds valued at the unit of participation value of shares held by the plans’ trusts. The private equity funds invest primarily in common stock of companies in diversified industries and in buyout, venture capital and special situation funds. Investments in private equity funds are valued at the net asset value of shares held by the plans’ trusts at year end. The allocation of assets was as follows at December 31, 2010:

	Percent of Total	Expected Long-Term Rate of Return
Equity security funds:
U.S. companies	50%	8%
International companies	21	8
Fixed-income securities	20	5
Private equity funds	9	10

Pension expense increases as the expected rate of return on plan assets decreases. When calculating pension expense for 2011, we will assume that our plans’ assets will generate a weighted-average long-term rate of return of 7.75%. Lowering the expected long-term rate of return on plan assets by an additional 50 basis points (from 7.75% to 7.25%) would increase UAL’s estimated 2011 pension expense by approximately $8 million.

Future pension obligations for the Continental plans were discounted using a weighted average rate of 5.52% at December 31, 2010. UAL determines the appropriate discount rate for each of its plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. This approach can result in different discount rates for different plans, depending on each plan’s projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.52% to 5.02%) would increase the pension liability at December 31, 2010 by approximately $290 million and increase the estimated 2011 pension expense by approximately $36 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Other Postretirement Benefit Accounting. United’s postretirement plan provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” Continental’s retiree medical programs permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans.

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Under GAAP, other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations, which has resulted in a significant net obligation, as discussed below.

UAL’s benefit obligation was $2.5 billion and $2.1 billion for the other postretirement benefit plans at December 31, 2010 and 2009, respectively. The year-over-year increase is due to Continental plan obligations assumed by UAL in the Merger, as well as changes in the assumptions used to value the obligation for United’s plan, such as the decrease in the discount rate.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. UAL determines the appropriate discount rate for each of its plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. UAL’s weighted average discount rate to determine its benefit obligations as of December 31, 2010 was 5.13%, as compared to 5.69% for December 31, 2009. The health care cost trend rate assumed by United and Continental for 2010 was 8.5% and 7.5%, respectively, as compared to assumed trend rates for 2011 of 8.0% and 7.5%, respectively. A 1.0% increase/(decrease) in assumed health care trend rates would increase/(decrease) UAL’s total service and interest cost for the year ended December 31, 2010 by $20 million/($16 million), respectively. Detailed information regarding the Company’s other postretirement plans, including key assumptions, is included in Note 9 to the financial statements in Item 8 of this report.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. The Company’s accounting policy is to not apply the corridor approach available under applicable GAAP with respect to amortization of amounts included in accumulated other comprehensive income. Under the corridor approach, amortization of any gain or loss in accumulated other comprehensive income is required only if, at the beginning of the year, the accumulated gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of assets. If amortization is required, the minimum amount outside the corridor divided by the average remaining service period of active employees is recognized as expense. The corridor approach is intended to reduce volatility of amounts recorded in pension expense each year. Since the Company has elected not to apply the corridor approach, all gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2010 and 2009, UAL had unrecognized actuarial gains of $24 million and $155 million, respectively, recorded in accumulated other comprehensive income for its other postretirement benefit plans.

Business Combination Measurements. In accordance with applicable accounting standards, UAL estimated the fair value of Continental’s assets and liabilities as of the closing date of the Merger, October 1, 2010. These fair value measurements did not result in gains or losses, but were instead an input to the calculation of goodwill related to the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from Continental in the Merger. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact the reported value of goodwill.

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than for derivative financial instruments and certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of Continental’s aircraft and operating leases. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. We also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including the frequent flyer database, international route authorities, alliances, the Continental logo and tradename, and certain airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

The fair value of Continental’s pension and postretirement plans was determined by measuring the plans funded status as of the Merger closing date. Any excess projected benefit obligation over the fair value of plan assets was recognized as a liability. One of the significant assumptions in determining the projected benefit obligation is the discount rate. We determined the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due, which resulted in a discount rate of 5.2% for pension plans and 4.6% for postretirement plans. Other significant assumptions include the healthcare cost trend rate, retirement age, and mortality assumptions. These assumptions are discussed further in Note 9 to the financial statements in Item 8.

The fair value of Continental’s OnePass frequent flyer program liability was determined based on the weighted average equivalent ticket value of outstanding miles at October 1, 2010 that were expected to be redeemed. The weighted-average equivalent ticket value reflects differing classes of service, domestic and international itineraries and the carrier providing the award travel. See the Frequent Flyer Awards critical accounting policy above for additional information.

Forward-Looking Information

Certain statements throughout Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to United’s and Continental’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements which do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A, Risk Factors, of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our net income (loss) is affected by fluctuations in interest rates (e.g. interest expense on variable-rate debt and interest income earned on short-term investments). The Company’s policy is to manage interest rate risk through a combination of fixed and variable rate debt and by entering into swap agreements, depending upon market conditions. The following table summarizes information related to the Company’s interest rate market risk at December 31, 2010 (in millions):

	UAL (a)	United (a)	Continental
Variable rate debt
Carrying value of variable-rate debt at December 31, 2010 (b)	$3,758	$2,400	$1,358
Impact of 100 basis point increase on projected 2011 interest expense (c)	37	24	13

Fixed rate debt
Carrying value of fixed rate debt at December 31, 2010 (d)	10,087	4,626	5,043
Fair value of fixed rate debt at December 31, 2010 (e)	11,292	5,026	5,284
Impact of 100 basis point increase in market rates on fair value (f)	369	159	206

(a)	UAL and United presented interest rate market risk disclosures in a tabular format in 2009. Management believes that the sensitivity analysis presentation provides a better disclosure by quantifying the potential impact of an assumed interest rate change. Due to this change, UAL and United are also disclosing sensitivity analysis for their debt outstanding at December 31, 2009.
(b)	As of December 31, 2009, UAL, United and Continental had outstanding variable rate debt of $2.6 billion, $2.6 billion and $2.0 billion, respectively.
(c)	Based on UAL’s and United’s variable rate debt at December 31, 2009, the impact of an assumed 100 basis point change for UAL and United on 2010 interest expense would have been $26 million.
(d)	As of December 31, 2009, UAL, United and Continental had outstanding fixed rate debt with a carrying value of $4.7 billion, $4.3 billion and $4.1 billion, respectively.
(e)	As of December 31, 2009, UAL, United and Continental had fixed rate debt with a fair value of $4.1 billion, $3.5 billion and $4.0 billion, respectively.
(f)	If market interest rates increased 100 basis points at December 31, 2009, the fair value of UAL and United fixed-rate debt outstanding at December 31, 2009, would have decreased by approximately $83 million and $80 million, respectively.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2010 levels, a 100 basis point increase or decrease in interest rates would result in a corresponding increase or decrease in UAL, United and Continental interest income of approximately $77 million, $43 million and $34 million, respectively, during 2011.

Commodity Price Risk (Aircraft Fuel). Our results of operations and liquidity are significantly impacted by changes in the price of aircraft fuel.

To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements, provided the hedges are expected to be cost effective. The Company uses fixed price swaps, purchased call options, collars or other such commonly used financial hedge instruments. These hedge instruments are based directly on aircraft fuel or closely related commodities like heating oil and crude oil. The Company strives to maintain fuel hedging levels and exposure consistent with industry standards so that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors.

Some hedge instruments may result in losses if the underlying commodity prices drop below specified floors or swap prices. However, the negative impact of these losses may be outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges a portion of its future fuel requirements, and uses swaps or sold puts (as a part of a collar) on only a portion of the fuel requirement that it does hedge. The Company does not enter into derivative instruments for non-risk management purposes.

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of aircraft fuel and hedging (in millions, except percentages):

	UAL	United	Continental
Fuel Costs
In 2010, fuel cost as a percent of total operating expenses (a)	31%	31%	29%
Impact of $1 increase in price per barrel of fuel on annual fuel expense (b)	$(99)	$(57)	$(42)

Fuel Hedges
Asset fair value at December 31, 2010 (c)	$375	$277	$98
Impact of 10% decrease in forward prices of fuel, crude oil and heating oil on the value of fuel hedges (d)	$(274)	$(197)	$(77)

(a)	Includes related taxes and excludes hedging impacts and special charges. In 2009, UAL’s, United’s and Continental’s fuel cost was 26% of total operating expense.
(b)	Based on 2011 projected fuel consumption.
(c)	As of December 31, 2009, the net fair value of UAL’s, United’s and Continental’s fuel hedges was $133 million, $133 million and $14 million, respectively.
(d)	Based on fuel hedge positions at December 31, 2010, as summarized in the table below.

As of December 31, 2010, our projected fuel requirements for 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil swaps	9%	$2.22	9%	$2.22
Heating oil call options	9	2.23	N/A	N/A
West Texas Intermediate (“WTI”) crude oil swaps	9	2.02	9	2.02
WTI crude oil call options	6	2.24	N/A	N/A
WTI crude oil collars	2	2.29	2	1.57

Total	35%		20%

United
Heating oil swaps	15%	$2.22	15%	$2.22
Heating oil call options	15	2.23	N/A	N/A
WTI crude oil swaps	5	2.12	5	2.12
WTI crude oil call options	2	2.27	N/A	N/A

Total	37%		20%

Continental
WTI crude oil swaps	14%	$1.97	14%	$1.97
WTI crude oil call options	10	2.24	N/A	N/A
WTI crude oil collars	4	2.29	4	1.57

Total	28%		18%

(a)	Represents a hedge of approximately 60% of UAL’s expected first quarter consumption with decreasing hedge coverage later throughout 2011.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, Japanese yen, British pound and the European euro. The Company does not enter into derivative instruments for non-risk management purposes.

At December 31, 2010 and 2009, United did not have any foreign currency hedges. At December 31, 2010, Continental had forward contracts outstanding to hedge 24% of its projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, through 2011. At December 31, 2010, the fair value of those hedges was $7 million and is included in other current liabilities in Continental’s consolidated balance sheets. Continental estimates that a uniform strengthening of 10% in the value of the U.S. dollar relative to the Japanese yen at December 31, 2010 would increase the fair value of its yen hedges by $10 million and increase its underlying exposure by $40 million, resulting in a net loss of $30 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheet of United Continental Holdings, Inc. (the “Company”) as of December 31, 2010, and the related statements of consolidated operations, common stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for frequent flyer award breakage in 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of United Continental Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related statements of consolidated operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for the years ended December 31, 2009 and 2008. Our audits also included the financial statement schedule for 2009 and 2008 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Continental Holdings, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 (Reclassifications) to the consolidated financial statements, the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for the reclassifications.

As discussed in Note 10 to the consolidated financial statements, the disclosures in the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
Chicago, Illinois

February 25, 2010, except for Note 1 (Reclassifications) and Note 10, as to which the date is February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Air Lines, Inc.

We have audited the accompanying consolidated balance sheet of United Air Lines, Inc. (the “Company”) as of December 31, 2010, and the related statements of consolidated operations, common stockholder’s equity (deficit), and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for frequent flyer award breakage in 2010.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

United Air Lines, Inc.

Chicago, Illinois

We have audited the accompanying balance sheet of United Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related statements of consolidated operations, consolidated stockholder’s equity (deficit), and consolidated cash flows for the years ended December 31, 2009 and 2008. Our audits also included the financial statement schedule for 2009 and 2008 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examing on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 (Reclassifications) to the consolidated financial statements, the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for the reclassifications.

As discussed in Note 10 to the consolidated financial statements, the disclosures in the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
Chicago, Illinois

February 25, 2010, except for Note 1 (Reclassifications) and Note 10, as to which the date is February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the “Company”) as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor), and the related statements of consolidated operations, cash flows and stockholder’s equity for the period from October 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to September 30, 2010 (Predecessor), and each of the two years in the period ended December 31, 2009 (Predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of December 31, 2010. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor), and the consolidated results of its operations and its cash flows for the period from October 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to September 30, 2010 (Predecessor), and each of the two years in the period ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 22, 2011

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Passenger—Mainline	$16,069	$11,313	$14,822
Passenger—Regional	4,229	2,884	2,981
Cargo	832	536	854
Other operating revenue	2,099	1,602	1,537

	23,229	16,335	20,194

Operating expenses:
Aircraft fuel	6,687	4,204	8,979
Salaries and related costs	5,002	3,919	4,452
Regional capacity purchase	1,812	1,523	1,391
Landing fees and other rent	1,307	1,011	954
Aircraft maintenance materials and outside repairs	1,115	965	1,096
Depreciation and amortization	1,079	917	946
Distribution expenses	912	670	846
Aircraft rent	500	346	409
Merger-related costs and special charges	733	374	339
Goodwill impairment charge (credit)	(64)	—	2,277
Other operating expenses	3,170	2,567	2,943

	22,253	16,496	24,632

Operating income (loss)	976	(161)	(4,438)

Nonoperating income (expense):
Interest expense	(798)	(577)	(571)
Interest income	15	19	112
Interest capitalized	15	10	20
Miscellaneous, net	42	37	(550)

	(726)	(511)	(989)
Income (loss) before income taxes and equity in earnings of affiliates	250	(672)	(5,427)
Income tax benefit	—	(17)	(25)

Income (loss) before equity in earnings of affiliates	250	(655)	(5,402)
Equity in earnings of affiliates, net of tax	3	4	6

Net income (loss)	$253	$(651)	$(5,396)

Earnings (loss) per share, basic	$1.22	$(4.32)	$(42.59)

Earnings (loss) per share, diluted	$1.08	$(4.32)	$(42.59)

The accompanying Combined Notes to Consolidated Financial Statements are an  integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,069	$3,042
Short-term investments	611	—

Total unrestricted cash, cash equivalents and short-term investments	8,680	3,042
Restricted cash	37	128
Receivables, less allowance for doubtful accounts (2010—$6; 2009—$14)	1,613	743
Aircraft lease deposits maturing within one year	—	293
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010—$64; 2009—$61)	466	472
Deferred income taxes	591	63
Prepaid expenses and other	658	364

	12,045	5,105

Operating property and equipment:
Owned—
Flight equipment	15,181	8,303
Other property and equipment	2,890	1,745

	18,071	10,048
Less—Accumulated depreciation and amortization	(2,858)	(2,010)

	15,213	8,038

Purchase deposits for flight equipment	230	—
Capital leases—
Flight equipment	1,741	2,096
Other property and equipment	217	51

	1,958	2,147
Less—Accumulated amortization	(456)	(345)

	1,502	1,802

	16,945	9,840

Other assets:
Goodwill	4,523	—
Intangibles, less accumulated amortization (2010—$504; 2009—$408)	4,917	2,455
Restricted cash, cash equivalents and investments	350	213
Investments	103	88
Other, net	715	983

	10,608	3,739

	$39,598	$18,684

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Advance ticket sales	$2,998	$1,492
Frequent flyer deferred revenue	2,582	1,515
Accounts payable	1,805	803
Accrued salaries, wages and benefits	1,470	701
Current maturities of long-term debt	2,411	545
Current maturities of capital leases	252	426
Other	1,127	991

	12,645	6,473

Long-term debt	11,434	6,378
Long-term obligations under capital leases	1,036	1,194

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,491	2,720
Postretirement benefit liability	2,344	1,928
Pension liability	1,473	93
Advanced purchase of miles	1,159	1,157
Deferred income taxes	1,585	551
Other	2,704	1,001

	12,756	7,450

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 327,922,565 and 167,610,620 shares at December 31, 2010 and 2009, respectively	3	2
Additional capital invested	7,071	3,136
Retained deficit	(5,703)	(5,956)
Stock held in treasury, at cost	(31)	(28)
Accumulated other comprehensive income	387	35

	1,727	(2,811)

	$39,598	$18,684

The accompanying Combined Notes to Consolidated Financial Statements are an  integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$253	$(651)	$(5,396)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	1,079	917	946
Goodwill impairment (credit)	(64)	—	2,277
Merger-related and special charges, non-cash portion	230	374	339
Proceeds from lease amendment	—	160	—
Debt and lease discount amortization	36	97	97
Deferred income taxes	6	(16)	(26)
Share-based compensation	14	21	31
Other operating activities	62	74	1
Changes in operating assets and liabilities, net of Merger -
Unrealized (gain)/loss on fuel derivatives and change in related pending settlements	10	(1,007)	858
(Increase) decrease in fuel hedge collateral	10	955	(965)
Increase (decrease) in accrued liabilities	264	(217)	(155)
(Increase) decrease in receivables	(2)	105	195
Decrease in advance ticket sales	(205)	(38)	(388)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(67)	123	738
(Increase) decrease in other assets	26	(25)	257
Increase (decrease) in accounts payable	255	94	(48)

Net cash provided by (used in) operating activities	1,907	966	(1,239)

Cash Flows from Investing Activities:
Increase in cash from acquisition of Continental	3,698	—	—
Capital expenditures	(371)	(317)	(475)
Proceeds from asset sale-leasebacks	—	175	274
Proceeds from sale of property and equipment	48	77	94
(Increase) decrease in restricted cash	68	(19)	484
Aircraft purchase deposits paid	(45)	—	—
Proceeds on litigation of advanced deposits	—	—	41
(Increase) decrease in short-term and other investments	(84)	—	2,295
Other, net	6	4	8

Net cash provided by (used in) investing activities	3,320	(80)	2,721

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,086	907	337
Payments of long-term debt	(2,023)	(794)	(684)
Proceeds from sale of common stock	—	222	107
Principal payments under capital leases	(484)	(190)	(235)
Decrease in aircraft lease deposits	236	23	155
Increase in deferred financing costs	(33)	(49)	(120)
Proceeds from exercise of stock options	21	—	—
Purchases of treasury stock	(3)	(2)	(11)
Special distribution to common stockholders	—	—	(253)
Other, net	—	—	2

Net cash provided by (used in) financing activities	(200)	117	(702)

Net increase in cash and cash equivalents	5,027	1,003	780
Cash and cash equivalents at beginning of year	3,042	2,039	1,259

Cash and cash equivalents at end of year	$8,069	$3,042	$2,039

The accompanying Combined Notes to Consolidated Financial Statements are an  integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	117	$1	$2,392	(15)	$91	$141	$2,610
Net loss	—	—	—	—	(5,396)	—	(5,396)
Other comprehensive income (loss):
Net change in unrealized losses on financial instruments	—	—	—	—	—	(37)	(37)
Net change related to employee benefit plans	—	—	—	—	—	(11)	(11)

Total comprehensive loss, net							(5,444)

Preferred stock dividends	—	—	—	—	(3)	—	(3)
Conversion of preferred stock	11	—	374	—	—	—	374
Issuance of common stock	11	—	122	—	—	—	122
Share-based compensation	1	—	31	—	—	—	31
Treasury stock acquisitions	—	—	—	(11)	—	—	(11)

Balance at December 31, 2008	140	1	2,919	(26)	(5,308)	93	(2,321)

Net loss	—	—	—	—	(651)	—	(651)
Other comprehensive income (loss):
Net change in unrealized gains on financial instruments	—	—	—	—	—	15	15
Net change related to employee benefit plans	—	—	—	—	—	(73)	(73)

Total comprehensive loss, net							(709)

Issuance of common stock	26	1	206	—	—	—	207
Share-based compensation	—	—	11	—	—	—	11
Other	2	—	—	—	3	—	3
Treasury stock acquisitions	—	—	—	(2)	—	—	(2)

Balance at December 31, 2009	168	2	3,136	(28)	(5,956)	35	(2,811)

Net income	—	—	—	—	253	—	253
Other comprehensive income (loss):
Net change in unrealized gains on derivative instruments and other	—	—	—	—	—	257	257
Net change related to employee benefit plans	—	—	—	—	—	95	95

Total comprehensive income, net							605

Shares issued in exchange for Continental common stock	148	1	3,501	—	—	—	3,502
Equity component of Continental convertible debt assumed in Merger	—	—	157	—	—	—	157
Shares issued in exchange for redemption of Continental convertible debt	9	—	164	—	—	—	164
Fair value of Continental stock options related to Merger	—	—	78	—	—	—	78
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	3	—	21	—	—	—	21
Treasury stock acquisitions	—	—	—	(3)	—	—	(3)

Balance at December 31, 2010	328	$3	$7,071	$(31)	$(5,703)	$387	$1,727

The accompanying Combined Notes to Consolidated Financial Statements are an  integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Passenger—Mainline	$13,461	$11,313	$14,822
Passenger—Regional	3,669	2,884	2,981
Cargo	714	536	854
Other operating revenue	1,838	1,626	1,580

	19,682	16,359	20,237

Operating expenses:
Aircraft fuel	5,700	4,204	8,979
Salaries and related costs	4,212	3,919	4,452
Regional capacity purchase	1,610	1,523	1,391
Landing fees and other rent	1,077	1,011	954
Aircraft maintenance materials and outside repairs	980	965	1,096
Depreciation and amortization	903	917	946
Distribution expenses	756	670	846
Aircraft rent	326	349	411
Merger-related costs and special charges	532	374	339
Goodwill impairment charge (credit)	(64)	—	2,277
Other operating expenses	2,632	2,564	2,939

	18,664	16,496	24,630

Operating income (loss)	1,018	(137)	(4,393)

Nonoperating income (expense):
Interest expense	(695)	(577)	(571)
Interest income	11	19	112
Interest capitalized	11	10	20
Miscellaneous, net	39	37	(550)

	(634)	(511)	(989)
Income (loss) before income taxes and equity in earnings of affiliates	384	(648)	(5,382)
Income tax benefit	(12)	(16)	(22)

Income (loss) before equity in earnings of affiliates	396	(632)	(5,360)
Equity in earnings of affiliates, net of tax	3	4	6

Net income (loss)	$399	$(628)	$(5,354)

The accompanying Combined Notes to Consolidated Financial Statements are an  integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,665	$3,036
Restricted cash	37	128
Receivables, less allowance for doubtful accounts (2010—$5; 2009—$14)	1,004	743
Aircraft lease deposits maturing within one year	—	293
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010—$61; 2009—$61)	321	472
Receivables from related parties	195	73
Deferred income taxes	373	57
Prepaid expenses and other	366	352

	6,961	5,154

Operating property and equipment:
Owned—
Flight equipment	8,718	8,303
Other property and equipment	2,086	1,745

	10,804	10,048
Less—Accumulated depreciation and amortization	(2,717)	(2,010)

	8,087	8,038

Purchase deposits for flight equipment	51	—

Capital leases—
Flight equipment	1,741	2,096
Other property and equipment	49	51

	1,790	2,147
Less—Accumulated amortization	(453)	(345)

	1,337	1,802

	9,475	9,840

Other assets:
Intangibles, less accumulated amortization (2010—$473; 2009—$408)	2,343	2,455
Restricted cash	190	212
Investments	97	88
Other, net	622	976

	3,252	3,731

	$19,688	$18,725

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2010	2009
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$1,536	$1,492
Frequent flyer deferred revenue	1,703	1,515
Accounts payable	907	806
Accrued salaries, wages and benefits	938	701
Current maturities of long-term debt	1,546	544
Current maturities of capital leases	249	426
Other	1,073	1,096

	7,952	6,580

Long-term debt	5,480	6,033
Long-term obligations under capital lease	858	1,194

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,321	2,720
Postretirement benefit liability	2,091	1,928
Pension liability	101	93
Advanced purchase of miles	1,159	1,157
Deferred income taxes	731	469
Other	972	1,003

	7,375	7,370

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2010 and 2009	—	—
Additional capital invested	3,421	3,401
Retained deficit	(5,489)	(5,888)
Accumulated other comprehensive income	91	35

	(1,977)	(2,452)

	$19,688	$18,725

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$399	$(628)	$(5,354)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	903	917	946
Goodwill impairment (credit)	(64)	—	2,277
Merger-related and special charges, non-cash portion	230	374	339
Proceeds from lease amendment	—	160	—
Debt and lease discount amortization	93	97	97
Deferred income taxes	(12)	(16)	(26)
Share-based compensation	13	21	31
Other operating activities	83	48	(53)
Changes in operating assets and liabilities -
Unrealized (gain)/loss on fuel derivatives and change in related pending settlements	4	(1,007)	858
(Increase) decrease in fuel hedge collateral	10	955	(965)
Increase (decrease) in accrued liabilities	262	(213)	(128)
(Increase) decrease in receivables	(160)	110	197
Increase (decrease) in accounts payable	221	94	(49)
Increase (decrease) in advance ticket sales	44	(38)	(388)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(126)	123	738
(Increase) decrease in other current assets	(103)	(19)	257

Net cash provided by (used in) operating activities	1,797	978	(1,223)

Cash Flows from Investing Activities:
Capital expenditures	(318)	(317)	(475)
Proceeds from asset sale-leasebacks	—	175	274
Proceeds from sale of property and equipment	40	77	93
(Increase) decrease in restricted cash	68	(24)	455
Aircraft purchase deposits paid	(42)	—	—
Decrease in short-term and other investments	18	—	2,259
Proceeds from litigation on advanced deposits	—	—	41
Other, net	7	3	9

Net cash provided by (used in) investing activities	(227)	(86)	2,656

Cash Flows from Financing Activities:
Payments of other long-term debt	(1,667)	(793)	(682)
Proceeds from issuance of long-term debt	1,995	562	337
Capital contributions from parent	—	559	163
Principal payments under capital leases	(482)	(190)	(235)
Decrease in aircraft lease deposits	236	23	155
Increase in deferred financing costs	(33)	(49)	(120)
Proceeds from exercise of stock options	9	—	—
Dividend to parent	—	—	(257)
Other, net	1	(1)	—

Net cash provided by (used in) financing activities	59	111	(639)

Net increase in cash and cash equivalents	1,629	1,003	794
Cash and cash equivalents at beginning of year	3,036	2,033	1,239

Cash and cash equivalents at end of year	$4,665	$3,036	$2,033

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock	Additional Capital Invested	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$—	$2,253	$354	$141	$2,748

Net loss	—	—	(5,354)	—	(5,354)
Other comprehensive income (loss):
Net change in unrealized losses on financial instruments	—	—	—	(37)	(37)
Net change related to employee benefit plans	—	—	—	(11)	(11)

Total comprehensive loss, net					(5,402)

Dividend to parent	—	—	(257)	—	(257)
Preferred stock dividends	—	—	(3)	—	(3)
Conversion of preferred stock	—	374	—	—	374
Capital contributions from parent	—	173	—	—	173
Share-based compensation	—	31	—	—	31

Balance at December 31, 2008	—	2,831	(5,260)	93	(2,336)

Net loss	—	—	(628)	—	(628)
Other comprehensive income (loss):
Net change in unrealized gains on financial instruments	—	—	—	15	15
Net change related to employee benefit plans	—	—	—	(73)	(73)

Total comprehensive loss, net					(686)

Capital contributions from parent	—	559	—	—	559
Share-based compensation	—	11	—	—	11

Balance at December 31, 2009	—	3,401	(5,888)	35	(2,452)

Net income	—	—	399	—	399
Other comprehensive income (loss):
Net change in unrealized gains on derivative instruments and other	—	—	—	204	204
Net change related to employee benefit plans	—	—	—	(148)	(148)

Total comprehensive income, net					455

Share-based compensation	—	12	—	—	12
Parent Company contribution related to stock plans	—	8	—	—	8

Balance at December 31, 2010	$—	$3,421	$(5,489)	$91	$(1,977)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share data)

	Successor	Predecessor
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31,
			2009	2008
Operating revenue:
Passenger—Mainline	$2,606	$7,777	$9,024	$11,138
Passenger—Regional	561	1,726	2,016	2,498
Cargo	119	328	366	497
Other operating revenue	277	957	1,217	1,217

	3,563	10,788	12,623	15,350

Operating expenses:
Aircraft fuel	986	2,872	3,401	6,004
Salaries and related costs	786	2,527	3,137	2,957
Regional capacity purchase	202	608	826	1,038
Landing fees and other rent	231	656	841	853
Aircraft maintenance materials and outside repairs	135	399	597	595
Depreciation and amortization	177	380	494	438
Distribution expenses	156	474	537	626
Aircraft rent	174	689	934	976
Merger-related costs and special charges	201	47	145	181
Other operating expenses	537	1,416	1,855	1,994

	3,585	10,068	12,767	15,662

Operating income (loss)	(22)	720	(144)	(312)

Nonoperating income (expense):
Interest expense	(86)	(288)	(367)	(376)
Interest capitalized	4	17	33	33
Interest income	3	6	12	65
Gains on sale of investment	—	—	—	78
Other-than-temporary impairment losses on investments	—	—	—	(60)
Miscellaneous, net	2	(13)	27	(123)

	(77)	(278)	(295)	(383)
Income (loss) before income taxes and equity in earnings of affiliates	(99)	442	(439)	(695)
Income tax expense (benefit)	(4)	1	(157)	(109)

Net income (loss)	$(95)	$441	$(282)	$(586)

Earnings (loss) per share, basic		$3.16	$(2.18)	$(5.54)

Earnings (loss) per share, diluted		$2.81	$(2.18)	(5.54)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor	Predecessor
	At December 31, 2010	At December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,398	$2,546
Short-term investments	611	310

Total cash, cash equivalents and short-term investments	4,009	2,856
Receivables, less allowance for doubtful accounts (2010—$1; 2009—$7)	671	508
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010—$3; 2009—$113)	246	254
Deferred income taxes	225	203
Prepaid expenses and other	185	165

	5,336	3,986

Operating property and equipment:
Owned—
Flight equipment	6,463	8,769
Other property and equipment	804	1,787

	7,267	10,556
Less—Accumulated depreciation and amortization	(141)	(3,509)

	7,126	7,047

Purchase deposits for flight equipment	178	242

Capital leases—	168	194
Less—Accumulated amortization	(3)	(63)

	165	131

	7,469	7,420

Other assets:
Goodwill	4,523	—
Intangibles, less accumulated amortization (2010—$31; 2009—$389)	2,575	778
Restricted cash, cash equivalents and investments	160	164
Other, net	375	210

	7,633	1,152

	$20,438	$12,558

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor	Predecessor
	At December 31, 2010	At December 31, 2009
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$1,463	$1,507
Frequent flyer	879	348
Accounts payable	961	702
Accrued salaries, wages and benefits	532	367
Current maturities of long-term debt	865	972
Current maturities of capital leases	3	3
Other	236	268

	4,939	4,167

Long-term debt	5,536	5,098
Long-term obligation under capital leases	178	193

Other liabilities and deferred credits:
Frequent flyer	1,170	—
Postretirement benefit liability	253	216
Accrued pension liability	1,372	1,248
Lease fair value adjustment, net	1,374	—
Deferred income taxes	784	203
Other	522	843

	5,475	2,510

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 and 138,537,127 shares at December 31, 2010 and 2009	—	1
Additional capital invested	4,115	2,216
Retained deficit	(95)	(442)
Accumulated other comprehensive income (loss)	290	(1,185)

	4,310	590

	$20,438	$12,558

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Successor	Predecessor
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31,
			2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(95)	$441	$(282)	$(586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	177	380	494	438
Special charges, non-cash portion	—	18	145	181
Amortization of lease fair value adjustment	(57)	—	—	—
Deferred income taxes	(6)	—	(158)	(111)
Gain on sale of investments	—	—	—	(78)
Loss on fuel hedge contracts with Lehman Brothers	—	—	—	125
Other-than-temporary losses on investments	—	—	—	60
Share-based compensation	1	10	9	16
Other operating activities	(7)	20	55	(14)
Changes in operating assets and liabilities, net of Merger impact—
(Increase) decrease in receivables	37	(219)	(3)	172
(Increase) decrease in other assets	18	(158)	124	(226)
Increase (decrease) in accounts payable	214	43	(69)	(8)
Increase (decrease) in advance ticket sales	(248)	400	(50)	(92)
Increase in frequent flyer deferred revenue	59	141	24	6
Increase (decrease) in accrued liabilities	—	231	73	(207)

Net cash provided by (used in) operating activities	93	1,307	362	(324)

Cash Flows from Investing Activities:
Capital expenditures	(54)	(246)	(381)	(373)
Aircraft purchase deposits refunded (paid), net	(2)	10	29	102
(Purchase) sale of short-term investments, net	(102)	(171)	180	115
Proceeds from sale of investments, net	—	—	30	171
Expenditures for airport operating rights	—	—	(22)	(131)
Proceeds from sale of property and equipment	20	32	64	113
Decrease (increase) in restricted cash, cash equivalents and short-term investments	—	3	26	(13)
Other, net	—	—	(4)	—

Net cash provided by (used in) investing activities	(138)	(372)	(78)	(16)

Cash Flows from Financing Activities:
Payments of long-term debt and capital lease obligations	(358)	(836)	(610)	(641)
Proceeds from issuance of long-term debt, net	90	1,025	538	642
Proceeds from public offering of common stock, net	—	—	158	358
Proceeds from issuance of common stock pursuant to stock plans	13	28	11	18

Net cash provided by (used in) financing activities	(255)	217	97	377

Net increase (decrease) in cash and cash equivalents	(300)	1,152	381	37
Cash and cash equivalents at beginning of period	3,698	2,546	2,165	2,128

Cash and cash equivalents at end of period	$3,398	$3,698	$2,546	$2,165

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Predecessor Company
Balance at December 31, 2007	98	$1	$1,647	$426	$(505)	$1,569

Net loss	—	—	—	(586)	—	(586)
Other comprehensive loss:
Net change in unrealized loss on derivative instruments and other	—	—	—	—	(441)	(441)
Net change related to employee benefit plans	—	—	—	—	(810)	(810)

Total comprehensive income						(1,837)

Issuance of common stock pursuant to stock plans	1	—	17	—	—	17
Issuance of common stock pursuant to stock offerings	24	—	358	—	—	358
Share-based compensation	—	—	16	—	—	16

Balance at December 31, 2008	123	1	2,038	(160)	(1,756)	123

Net loss	—	—	—	(282)	—	(282)
Other comprehensive income:
Net change in unrealized gain (loss) on derivative instruments and other	—	—	—	—	424	424
Net change related to employee benefit plans	—	—	—	—	305	305
Tax expense on other comprehensive income	—	—	—	—	(158)	(158)

Total comprehensive income						289

Issuance of common stock pursuant to stock plans	2	—	11	—	—	11
Issuance of common stock pursuant to stock offerings	14	—	158	—	—	158
Share-based compensation	—	—	9	—	—	9

Balance at December 31, 2009	139	1	2,216	(442)	(1,185)	590

Net income from January 1 to September 30	—	—	—	441	—	441

Other comprehensive income (January 1 to September 30):
Net change in unrealized gain on derivative instruments and other	—	—	—	—	11	11
Net change related to employee benefit plans	—	—	—	—	82	82

Total comprehensive income						534

Issuance of common stock pursuant to stock plans	2	—	28	—	—	28
Share-based compensation	—	—	10	—	—	10

Balance at September 30, 2010	141	$1	$2,254	$(1)	$(1,092)	$1,162

(continued on next page)

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Successor Company
Merger Impact:
Elimination of equity accounts in connection with the Merger	(141)	$(1)	$(2,254)	$1	$1,092	$(1,162)
Issuance of new stock by UAL pursuant to Merger	—	—	3,579	—	—	3,579
Contribution of indenture derivative assets by UAL	—	—	520	—	—	520

Net loss from October 1 to December 31	—	—	—	(95)	—	(95)
Other comprehensive income (October 1 to December 31):
Net change in unrealized gain on derivative instruments and other	—	—	—	—	53	53
Net change related to employee benefit plans	—	—	—	—	243	243
Tax expense on other comprehensive income	—	—	—	—	(6)	(6)

Total comprehensive income						195

UAL contribution related to stock plans	—	—	13	—	—	13
Other	—	—	3	—	—	3

Balance at December 31, 2010	—	$—	$4,115	$(95)	$290	$3,790

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.,

UNITED AIR LINES, INC. AND CONTINENTAL AIRLINES, INC.,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). As a consequence of the Merger described in Note 1, UAL Corporation changed its name to United Continental Holdings, Inc. All significant intercompany transactions are eliminated.

This Annual Report on Form 10-K is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” for disclosures that relate to all of UAL, United and Continental Successor. As UAL consolidates United for financial statement purposes, disclosures that relate to United activities also apply to UAL; and, effective October 1, 2010, disclosures that relate to Continental Successor activities also apply to UAL. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

Continental

As a result of the application of the acquisition method of accounting, the Continental financial statements prior to October 1, 2010 are not comparable with the financial statements for periods on or after October 1, 2010. References to “Successor” refer to Continental on or after October 1, 2010, after giving effect to the application of acquisition accounting. References to “Predecessor” refer to Continental prior to October 1, 2010.

NOTE 1—MERGER AND RECLASSIFICATIONS

Merger

Description of Transaction

On May 2, 2010, UAL Corporation, Continental and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger (the “Merger agreement”). On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both Continental and United and UAL Corporation’s name was changed to United Continental Holdings, Inc. Until the operational integration of United and Continental is complete, United and Continental will continue to operate as separate airlines.

Pursuant to the terms of the Merger agreement, each outstanding share of Continental common stock was converted into and became exchangeable for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. UAL issued approximately 148 million shares of UAL common stock to former holders of Continental Class B common stock (“Continental common stock”). Based on the closing price of $23.66 per share of UAL common stock on September 30, 2010, the last trading day before the closing of the Merger, the aggregate value of the consideration paid in connection with the Merger was approximately $3.7 billion.

The Merger was accounted for as a business combination using the acquisition method of accounting with Continental considered the acquiree. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have been pushed down to Continental for its separate-entity financial statements as of October 1, 2010. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill will not be amortized, but will be tested for impairment at least annually.

Expenses Related to the Merger

The merger-related and integration expenses have been and are expected to be significant. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the Merger and could result in the Company taking significant charges against earnings. For the year ended December 31, 2010, UAL and United incurred merger-related costs of $564 million and $363 million, respectively; Continental Successor and Continental Predecessor incurred merger-related costs of $201 million and $29 million, respectively, in the 2010 Successor and Predecessor periods. These costs are classified within merger-related costs and special charges in the consolidated statement of operations. See Note 21 for additional information related to merger costs.

Tax Matters

UAL Corporation and Continental each experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Merger. However, the Company currently expects that these ownership changes will not significantly limit its ability to use its net operating loss and alternative minimum tax credit carryforwards in the carryforward period. See Note 8 for additional information related to tax matters.

Fair Value of Consideration Transferred

(In millions, except per share data)
Outstanding shares of Continental common stock exchanged	141
Exchange ratio	1.05

Shares of UAL common stock issued	148
Price per share (closing market price of UAL common stock on acquisition date)	$23.66

Fair value of UAL shares issued	$3,501
Fair value of UAL options issued in exchange for Continental options and equity component of Continental convertible securities	235

Purchase price	$3,736

Allocation of Consideration Transferred

The Merger was accounted for using the acquisition method of accounting under applicable accounting principles. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The table below represents the allocation of the total consideration to Continental’s tangible and intangible assets and liabilities as of October 1, 2010 based upon management’s estimate of their respective fair values. The goodwill resulting from the Merger is primarily due to expected synergies to be gained from an enhanced route network and other operating efficiencies. These acquisition accounting adjustments have also been pushed down to Continental for its separate-entity financial reporting. None of the goodwill is deductible for tax purposes.

(In millions)
Cash and cash equivalents	$3,698
Other current assets	1,811
Property and equipment	7,480
Goodwill	4,523
Identified intangibles	2,594
Other noncurrent assets	237
Long-term debt and capital leases, including current portion	(7,000)
Advance ticket sales	(1,724)
Frequent flyer liability	(1,978)
Pension and postretirement benefits	(1,872)
Deferred income taxes	(735)
Other liabilities	(3,298)

Total purchase price	$3,736

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than for derivative financial instruments and certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of Continental’s aircraft and operating leases. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The Company also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including the frequent flyer database, international route authorities, alliances, the Continental logo and tradename, and certain airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of Continental’s OnePass frequent flyer program liability was determined based on the weighted average equivalent ticket value of outstanding miles which were expected to be redeemed at October 1, 2010. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

As more fully discussed in Note 14, and only for purposes of the Continental separate-entity reporting, the embedded conversion options in Continental’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the acquisition date fair value of Continental’s long-term debt is $71 million lower and the acquisition date fair value of Continental’s other liabilities is $230 million higher than the UAL amounts shown above.

Pro-forma Impact of the Merger

The UAL unaudited pro-forma results presented below include the effects of the Continental acquisition as if it had been consummated as of January 1, 2009. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease fair value adjustments, elimination of any deferred gains or losses from other comprehensive income and the impact of income changes on profit sharing expense, among others. However, pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2009.

(In millions, except per share data)	Year Ended December 31,
	2010	2009
Revenue	$33,946	$28,677
Net income (loss)	958	(689)
Basic earnings (loss) per share	3.02	(2.41)
Diluted earnings (loss) per share	2.62	(2.41)

(a)	Not applicable.

Reclassifications

UAL and United

In 2010, UAL and United changed their classification of certain revenue and expenses in their statements of consolidated operations. Baggage fees, unaccompanied minor fees and miscellaneous fees moved from mainline and regional passenger revenue to other operating revenue. Purchased services and cost of third party sales moved from separate line items to other operating expenses. Salaries and related costs, aircraft fuel, depreciation and amortization, landing fees and distribution expenses related to regional expenses were reclassified from regional capacity purchase to their separate line items. Amounts originally reported in UAL’s 2009 Annual Report on Form 10-K that have been reclassified are shown below (in millions):

For the Year Ended December 31,	2009		2008
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Passenger—Mainline	$11,313	$11,910	$14,822	$15,337
Passenger—Regional	2,884	3,064	2,981	3,098
Other operating revenue	1,602	825	1,537	905

	$15,799	$15,799	$19,340	$19,340

Operating expenses:
Aircraft fuel	$4,204	$3,405	$8,979	$7,722
Salaries and related costs	3,919	3,773	4,452	4,311
Regional capacity purchase	1,523	2,939	1,391	3,248
Landing fees and other rent	1,011	905	954	862
Depreciation and amortization	917	902	946	932
Distribution expenses	670	534	846	710
Other operating expenses	2,567	956	2,943	1,079
Purchased services	—	1,167	—	1,375
Cost of third party sales	—	230	—	272

	$14,811	$14,811	$20,511	$20,511

There are no significant differences in the impact of the United reclassifications as compared to the UAL reclassifications above.

Continental

In 2010, Continental changed its classification of certain revenue and expenses in the Statements of Consolidated Operations to conform to the new UAL classification discussed above. Charter revenue was reclassified from other operating revenue to passenger revenue. Fuel related costs included in other operating expense moved to aircraft fuel expense. Continental aircraft maintenance and materials expense moved to other operating expenses. Frequent flyer activity with other airlines was moved from other revenue and other operating expenses to passenger revenue. The following table summarizes the historical and revised financial statement amounts for Predecessor Continental (in millions).

	Nine Months Ended September 30, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	As Reclassified	Historical	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Passenger—Mainline	$7,777	$8,002	$9,024	$9,244	$11,138	$11,382
Passenger—Regional	1,726	1,667	2,016	1,894	2,498	2,355
Other operating revenues	957	833	1,217	1,082	1,217	1,007

Operating expenses:
Aircraft fuel	$2,872	$2,806	$3,401	$3,317	$6,004	$5,919
Regional Capacity Purchase, net	608	625	826	848	1,038	1,059
Aircraft maintenance materials and outside repairs	399	413	597	617	595	612
Distribution expenses	474	555	537	624	626	717
Passenger services	—	299	—	373	—	406
Other operating expenses	1,416	1,114	1,855	1,402	1,994	1,437

Nonoperating income (expense):
Miscellaneous, net	$(13)	$(12)	$27	$29	$(123)	$(121)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

The following policies are applicable to UAL, United and Continental, except as noted below under Continental Predecessor Accounting Policies, for accounting policies followed by Continental Predecessor that are materially different than the Company’s accounting policies.

(a)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company estimates the fair value of its financial instruments and indefinite-lived intangible assets for testing impairment of indefinite-lived intangible assets. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

(b)	Revenue Recognition—The value of unused passenger tickets and miscellaneous charge orders (“MCOs”) are included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United or Continental as passenger revenue when the transportation is provided or upon estimated breakage. The Company records an estimate of breakage revenue for tickets that will expire in twelve months at departure date. The Company records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. Due to complex industry pricing structures, refund and exchange policies and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

MCOs issued for denied boarding can be exchanged for a passenger ticket. The Company estimates the amount of MCO breakage revenue based on historical experience.

Under our capacity purchase agreements with regional carriers, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for selling all of the related seat inventory. We record the passenger revenue and related expenses as separate operating revenue and expense in the consolidated statement of operations.

In the separate financial statements of United and Continental, for tickets sold by one carrier but flown by the other, the carrier that operates the aircraft recognizes the associated revenue. See Note 21 for additional information regarding related party transactions.

The Company recognizes cargo and mail revenue as services are provided.

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2010, 2009 and 2008.

(c)	Cash and Cash Equivalents and Restricted Cash— Cash in excess of operating requirements is invested in short-term, highly liquid investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from changes in the fair value of available-for-sale securities are included in other comprehensive income.

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Restricted cash, cash equivalents and investments are classified as short-term or long-term in the consolidated balance sheet based on the expected timing of return of the assets to the Company. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment. UAL’s cash inflows (outflows) associated with its restricted cash balances for the years ended December 31, 2010, 2009 and 2008 were $68 million, $(19) million and $484 million, respectively.

(d)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on specific investments are reflected in non-operating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income/loss.

(e)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for fuel and aircraft spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts and supplies.

(f)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated useful life of the related asset, whichever is less. Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated useful lives. Amortization of capital lease assets is included in depreciation and amortization expense. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft	28 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Computer software	5 to 10
Building improvements	1 to 40

As of December 31, 2010, UAL, United and Continental had a carrying value of computer software of $454 million, $114 million and $340 million, respectively. For the year ended December 31, 2010, UAL, United, Continental Successor and Continental Predecessor depreciation expense related to computer software was $69 million, $58 million, $11 million and $22 million, respectively.

(g)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment.

(h)	Frequent Flyer Awards—United and Continental have loyalty programs to increase customer loyalty. Program participants earn mileage credits (“miles”) for flights on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty programs. We sell miles to these partners, which include retail merchants, credit card issuers, hotels and car rental companies, among others. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale that represents the fair value of the miles under the residual method, as described further below. In the case of miles sold to third parties, there are two revenue elements: marketing and air transportation, as described below.

Marketing-related element. In addition to selling mileage for future redemption, the Company may also provide marketing services with the sale of miles, which, depending on the particular customer, may include advertising and branding services, access to the program member list, and other services. The amount of revenue from the marketing-related element is determined by subtracting the estimated fair value of the miles earned or future transportation element from the total proceeds. The residual portion of the sales proceeds related to marketing activities is recorded as other operating revenue when earned.

Air transportation element. The Company defers the portion of the sales proceeds that represents estimated fair value of the future air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar Company fares and amounts paid to other airlines for air transportation. The initial revenue deferral is presented as frequent flyer deferred revenue in our consolidated balance sheets. The revenue related to the air transportation component is recorded as passenger revenue.

The value of miles is estimated assuming redemptions on the Company and other participating carriers in the loyalty programs and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations. This estimate also includes the cost of redemptions on other airlines, and the cost of certain other awards. The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on its airline, versus on other airlines. Since the equivalent ticket value of miles redeemed on the Company and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer redemption behavior to patterns which are not consistent with historical behavior may result in material changes to deferred revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Some of these sold and awarded miles will never be redeemed by program members, which we refer to as “breakage.” UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. Prior to January 1, 2010, UAL and United recognized revenue related to expected expired miles over the estimated redemption period.

Management’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance, as well as recognized revenues from the programs. For example, various program rule differences exist between the United and Continental programs. One such difference is for expiration of miles, as under United’s program miles expire after eighteen months of inactivity, whereas miles do not expire under Continental’s program. Although Continental’s program does not cancel accounts for inactivity, Continental records breakage revenue by estimating that a portion of the miles will never be redeemed based on statistical analysis of sales and redemptions of miles. Continental records an estimate of breakage revenue using this data.

During the first quarter of 2010, United obtained additional historical data, previously unavailable, which enabled it to refine its estimate of the amount of breakage in its population of miles. This new data enables United to identify historical differences between certain of its breakage estimates and the amounts that have actually been experienced more accurately. As a result, United increased its estimate of the number of miles expected to expire. In conjunction with this change in estimate, United also adopted a change to the accounting methodology used to recognize breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to United’s prior method which recognized a pool of breakage dollars over an estimated redemption period. United believes that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

UAL and United estimate these changes increased passenger revenue by approximately $250 million, or $1.21 per UAL basic share ($0.99 per UAL diluted share), in the year ended December 31, 2010.

The following table provides additional information related to amounts recorded related to UAL’s frequent flyer programs. Continental’s results are included in UAL’s results from October 1, 2010 to December 31, 2010.

(In millions) Year Ended December 31,	Cash Proceeds from Miles Sold (a)	Other Revenue Recognized Upon Award of Miles to Third- Party Customers (b)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (c)	Net Increase in Advanced Purchase of Miles (d)
2010 United	$1,863	$(300)	$(1,477)	$(86)
2010 Continental Successor	293	(31)	(262)	—

2010 UAL Consolidated	$2,156	$(331)	$(1,739)	$(86)

2009 UAL / United	$1,703	$(256)	$(1,377)	$(70)

2008 UAL / United	$2,204	$(260)	$(1,550)	$(394)

(a)	Cash proceeds for the year ended December 31, 2008 include $500 million of proceeds from one significant advanced sales transaction to United’s co-branded credit card partner.
(b)	This amount represents other revenue recognized during the period from the sale of miles to third parties, representing the marketing services component of the sale.
(c)	This amount represents the increase to frequent flyer deferred revenue during the period.
(d)	This amount represents the net increase in the advance purchase of miles obligation due to cash payments for the sale of miles in excess of miles awarded to customers.

See Note 19 for additional information related to the Company’s frequent flyer program. Continental’s frequent flyer program accounting changed significantly as a result of the Merger. See Continental Predecessor Accounting Policies, below, for the Continental Predecessor policy.

(i)	Deferred Gains (Losses)—Gains and losses on aircraft sale and leaseback transactions are amortized over the related lease terms.

(j)	Regional Capacity Purchase—Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase in our consolidated statement of operations. As of December 31, 2010, United has call options on 189 regional jet aircraft currently being operated by certain regional carriers. At December 31, 2010, none of the call options were exercisable because none of the required conditions to make an option exercisable by United were met.

(k)	Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expenses for the three years ended December 31 were as follows (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2010	$90	$67	$23	$74
2009	44	44	N/A	102
2008	63	63	N/A	93

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2010, goodwill represents the excess purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Continental in the Merger. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Notes 4 and 21 for additional information related to intangibles, including impairments recognized in 2010, 2009 and 2008.

(m)	Measurement of Impairments—The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 21 for information related to asset impairments recognized in 2010, 2009 and 2008.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for certain cash-settled restricted stock units and profit-based restricted stock units are remeasured throughout the requisite service period based on the market share price as of the last day of the reporting period. A cumulative adjustment is recorded to adjust compensation expense based on the current value of the awards. See Note 7 for additional information on the Company’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

(p)	Early Retirement of Leased Aircraft—The Company accrues the present value of future minimum lease payments, net of estimated sublease rentals (if any) in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 8 for further information related to uncertain income tax positions.

Continental Predecessor Accounting Policies

The following summarizes Continental Predecessor accounting policies that materially differ from the Company’s accounting policies, described above.

Revenue Recognition—Continental Predecessor recognized passenger revenue for ticket breakage when the ticket expired unused, rather than over the twelve months preceding expiration.

Property and Equipment—Property and equipment was recorded at cost and was depreciated to estimated residual value over its estimated useful life using the straight-line method. Jet aircraft and rotable spare parts were assumed to have residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment were assumed to have no residual value. The estimated useful lives of Continental property and equipment were as follows:

Estimated Useful Life
Jet aircraft and simulators	25 to 30 years
Rotable spare parts	Average lease term or useful life for related aircraft
Buildings and improvements	10 to 30 years
Vehicles and equipment	5 to 10 years
Computer software	3 to 5 years

Frequent Flyer Program Accounting—Continental accounted for mileage credits earned by flying on Continental under an incremental cost model, rather than a deferred revenue model. For those frequent flyer accounts that had sufficient mileage credits to claim the lowest level of free travel, Continental recorded a liability for either the estimated incremental cost of providing travel awards that were expected to be redeemed for travel on Continental or the contractual rate of expected redemption on alliance carriers. Incremental cost included the cost of fuel, meals, insurance and miscellaneous supplies, less any fees charged to the passenger for redeeming the rewards, but did not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability was adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the frequent flyer program. Changes in the liability were recognized as passenger revenue in the period of change. Continental recorded an adjustment of $27 million to increase passenger revenue and reduce its frequent flyer liability during 2008 for the impact of redemption fees after Continental increased such fees during 2008.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This guidance defines whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011.

The Company will prospectively apply this guidance to new sales of air transportation that include a mileage credit component beginning in the first quarter of 2011. The adoption of this standard will decrease the value of the mileage credit component that we record as deferred revenue and increase the passenger revenue we record at the time air transportation is provided. This change will occur because of the different assumptions we will use to determine the estimated selling price of the mileage credit component under the new standard. The total impact of the new accounting standard may be material and will depend on many factors, including the volume of air transportation sales with mileage credit components.

In addition, United and Continental both have significant contracts to sell mileage credits to their co-branded credit card partners. These contracts may be modified in 2011 as a result of the Merger. A modified contract would be subject to the new standard in the period the contract modification is executed. We may record material adjustments to revenue in the period we modify the contract based on the provisions of the new standard, which requires us to adjust our deferred revenue balance as if we had been applying the new standard since the contract initiation. The amount of any modification impact cannot be readily determined until such contract modifications are executed.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (dollars in millions):

UAL	Asset life (a)	2010		2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$—
Amortized intangible assets
Airport slots and gates		$117	$49	$72	$37
Hubs		145	36	145	29
Patents and tradenames		108	73	70	70
Frequent flyer database		1,177	279	521	221
Contracts		140	52	140	44
Other		135	15	12	7

Total		$1,822	$504	$960	$408

Unamortized intangible assets
Airport slots and gates		$997		$219
Route authorities		1,606		1,146
Tradenames and logos		711		538
Alliances		286		—

Total		$3,600		$1,903

United		2010		2009
Amortized intangible assets
Airport slots and gates	9	$72	$45	$72	$37
Hubs	20	145	36	145	29
Patents	3	70	70	70	70
Frequent flyer database	21 (b)	521	261	521	221
Contracts	13	140	52	140	44
Other	7	12	9	12	7

Total		$960	$473	$960	$408

Unamortized intangible assets
Airport slots		$201		$219
Route authorities		1,117		1,146
Tradenames		538		538

Total		$1,856		$1,903

		Successor		Predecessor
Continental		2010		2009
Goodwill		$4,523		$—
Amortized intangible assets
Airport slots	4	$45	$4	$466	$389
Frequent flyer database	23 (b)	656	18	—	—
Tradenames	3	38	3	—	—
Other	27	123	6	—	—

Total		$862	$31	$466	$389

Unamortized intangible assets
Airport slots		$796		$247
Route authorities		489		454
Alliances		286		—
Logo		173		—

Total		$1,744		$701

(a)	Weighted average life expressed in years.
(b)	The United and Continental frequent flyer databases are amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer databases were considered in the determination of the amortization schedules.

The following table presents information related to the Company’s actual and expected future amortization expense (in millions):

Actual Amortization:	UAL	United	Continental Successor	Continental Predecessor
2010	$96	$65	$31	$11
2009	69	69	N/A	14
2008	92	92	N/A	14

Projected Amortization:
2011	$169	$61	$108
2012	120	55	65
2013	140	52	88
2014	126	46	80
2015	106	37	69

See Note 21 for information related to impairment of goodwill and intangible assets.

NOTE 5—COMMON STOCKHOLDERS’ EQUITY(DEFICIT) AND PREFERRED SECURITIES

UAL

In the fourth quarter of 2010, approximately 9 million shares of UAL common stock were issued upon the redemption of Continental’s $175 million aggregate principal amount of 5% Convertible Notes due 2023. See Note 14 for additional information related to this transaction.

In October 2010, approximately 148 million shares of UAL common stock were issued to Continental stockholders in exchange for Continental common stock in connection with the Merger. See Note 1 for additional information related to this transaction.

During 2009 and 2008, UAL issued approximately 7 million and 11 million shares of its common stock, respectively, as part of a $200 million equity offering program generating net proceeds of $75 million and $122 million, respectively. Of the 2008 sales, $107 million was received in December 2008 and $15 million was received in January 2009 upon settlement of shares sold during the last three days of 2008. This equity offering program was completed in September 2009.

In addition, UAL sold approximately 19 million shares of its common stock in an underwritten, public offering for a price of $7.24 per share in October 2009. The Company received approximately $132 million of net proceeds from this issuance. UAL contributed the proceeds from both its equity offering program and its 19 million common stock issuance to United, as further discussed in Note 20.

In 2008, approximately 11 million shares of UAL common stock were issued upon preferred stockholders’ elections to exercise their conversion option of all 5 million shares of UAL’s 2% mandatorily convertible preferred stock. This class of stock was retired in October 2008. UAL and United increased additional paid in capital by $374 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions.

All treasury shares were acquired for tax withholding obligations related to UAL’s share-based compensation plan. At December 31, 2010, approximately 94 million shares of UAL common stock were reserved for future issuance related to the conversion of convertible debt securities and the issuance of equity based awards under UAL’s incentive compensation plans.

As of December 31, 2010, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

Continental

Common Stock. In connection with the Merger, on October 1, 2010, all outstanding 141 million shares of Continental common stock were converted into and exchanged for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. The shares of Continental common stock that were acquired by UAL were subsequently canceled and replaced with 1,000 shares of common stock ($0.01 par value), all of which are owned by UAL as of December 31, 2010.

In August 2009, Continental completed a public offering of 14 million shares of its Continental common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million. In June 2008, Continental completed a public offering of 11 million shares of its Continental common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million. Additionally, in the fourth quarter of 2008, Continental completed a public offering of 13 million shares of its Continental common stock at an average price to the public of $15.84 per share, raising net proceeds of $196 million. Proceeds from each of these offerings were used for general corporate purposes.

NOTE 6—EARNINGS (LOSS) PER SHARE

The computations of UAL’s basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	2010	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$253	$(651)	$(5,396)
Less: Income allocable to participating securities/preferred stock dividends	(1)	—	(3)

Earnings (loss) available to common stockholders	$252	$(651)	$(5,399)

Basic weighted-average shares outstanding	207	151	127

Earnings (loss) per share, basic	$1.22	$(4.32)	$(42.59)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$252	$(651)	$(5,399)
Effect of United 6% senior convertible notes	18	—	—
Effect of Continental 4.5% convertible notes	2	—	—
Effect of Continental 5% convertible notes	1	—	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$273	$(651)	$(5,399)

Basic weighted-average shares outstanding	207	151	127
Effect of United 6% senior convertible notes	40	—	—
Effect of Continental 4.5% convertible notes	3	—	—
Effect of employee stock options	2	—	—
Effect of Continental 5% convertible notes	1	—	—

Diluted weighted-average shares outstanding	253	151	127

Earnings (loss) per share, diluted	$1.08	$(4.32)	$(42.59)

Potentially dilutive shares excluded from diluted per share amounts:
United 4.5% senior limited subordination convertible notes	22	22	22
Stock options	9	7	4
United 5% senior convertible notes	3	3	3
Continental 6% convertible junior subordinated debentures	1	—	—
United 6% senior convertible notes	—	40	—
Restricted shares	—	1	2
2% preferred securities	—	—	3

	35	73	34

The adjustments to earnings (loss) available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

Approximately 2.0 million shares of UAL common stock remain to be issued to unsecured creditors and employees under UAL Corporation’s Chapter 11 bankruptcy protection and are included in outstanding basic shares for 2008, as the necessary conditions for issuance have been satisfied. UAL’s 6% Senior Notes due 2031 with a current principal amount of $615 million as of December 31, 2010, are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation, as it is UAL’s intent to use cash to redeem these notes.

Continental Predecessor

The computations of Continental Predecessor’s basic and diluted earnings (loss) per share for the periods Continental had outstanding publicly-traded equity securities are set forth below (in millions, except per share amounts):

	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Basic earnings (loss) per share:
Net income (loss)	$441	$(282)	$(586)

Earnings (loss) available to common stockholders	$441	$(282)	$(586)

Basic weighted-average shares outstanding	140	129	106

Earnings (loss) per share, basic	$3.16	$(2.18)	$(5.54)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$441	$(282)	$(586)
Effect of 5% convertible notes	10	—	—
Effect of 6% convertible junior subordinated debentures	10	—	—
Effect of 4.5% convertible notes	7	—	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$468	$(282)	$(586)

Basic weighted-average shares outstanding	140	129	106
Effect of 4.5% convertible notes	12	—	—
Effect of 5% convertible notes	9	—	—
Effect of 6% convertible junior subordinated debentures	4	—	—
Effect of employee stock options	2	—	—

Dilutive weighted-average shares outstanding	167	129	106

Earnings (loss) per share, diluted	$2.81	$(2.18)	$(5.54)

The adjustments to earnings (loss) available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

Approximately 2 million, 8 million and 8 million weighted average options to purchase shares of Continental common stock for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings (loss) per share because the effect of including the options would have been antidilutive. In addition, approximately 14 million and 13 million potential shares of Continental common stock related to Continental’s convertible debt securities were excluded from the computation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively, because they were antidilutive.

NOTE 7—SHARE-BASED COMPENSATION PLANS

Prior to the Merger, UAL and Continental maintained separate share-based compensation plans. These plans provide for grants of qualified and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance compensation awards, performance units, cash incentive awards and other types of equity-based and equity-related awards. As part of the Merger, UAL assumed all of Continental’s outstanding share-based compensation plans.

Following the Merger, UAL is now the sole issuer of all stock-based compensation awards. All awards are recorded as equity or a liability in UAL’s consolidated balance sheet. The stock-based compensation expense specifically attributable to the employees of United and Continental is directly recorded to salaries and related costs, or merger-related expense, within each of their respective statements of operations. United and Continental record an allocation of share-based expense for employees that devote a significant amount of time to both companies. As United and Continental do not sponsor their own share-based compensation plans, the disclosures below primarily relate to UAL. See Continental Predecessor below, for share-based compensation disclosures applicable to Continental prior to the Merger.

The following table provides information related to UAL share-based compensation plan cost, for the years ended December 31 (in millions):

	2010	2009	2008
Compensation cost: (a), (b)
Share-based awards converted to cash awards (c)	$84	$—	$—
Restricted stock units	20	10	—
Restricted stock	6	6	18
Stock options	7	5	13

Total	$117	$21	$31

(a)	All compensation cost is recorded to Salaries and related benefits, with the exception of $70 million in 2010 that was recorded in merger-related costs.
(b)	In 2010, United and Continental Successor recorded $63 and $54 million, respectively, of compensation cost related to UAL’s share-based plans. These amounts included $24 million and $46 million that were classified as merger-related expense by United and Continental, respectively. All UAL share-based compensation expense in 2009 and 2008 was recorded by United.
(c)	As described below, in connection with the Merger, certain awards were converted into fixed cash equivalents.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards for the year ended December 31, 2010 ($ in millions):

	Unearned Compensation	Weighted- Average Remaining Period
Share-based awards converted to cash awards (a)	$27	1.6
Restricted stock (b)	9	1.6
Stock options (b)	7	2.2

Total	$43

(a)	Compensation cost attributable to future service related to unvested awards remaining to be recognized is allocated equally between United and Continental.
(b)	Compensation cost attributable to future service related to unvested awards remaining to be recognized by United and Continental consists of $10 million and $6 million, respectively.

Merger Impacts- Continental Predecessor Share-Based Awards. Prior to completion of the Merger, Continental had outstanding stock options, non-employee director restricted stock awards and performance compensation awards (profit based RSUs) that were issued pursuant to its incentive compensation plans. Under the terms of Continental’s incentive plans, substantially all of the outstanding equity awards fully vested as a result of the Merger. The equity awards were assumed and issued by UAL using a 1.05 conversion rate and had a fair value of approximately $78 million at the Merger closing date which was included in the acquisition cost. In addition, as a result of the Merger, the performance criteria related to the profit based RSUs (“PBRSUs”) was deemed to be achieved for each open performance period (the three-year periods beginning January 1, 2008,

2009 and 2010) at a payment percentage of 150% and the minimum cash balance requirement was deemed satisfied. Following the Merger closing date, with limited exceptions related to death, disability and retirement eligibility, payments under all outstanding PBRSUs remain subject to continued employment by the participant and will continue to be paid on their normal payment date over a three-year period. The PBRSUs were converted into a fixed cash equivalent based on a stock price of $23.48, the average closing price per share of Continental common stock for the 20 trading days preceding the completion of the Merger.

Merger Impacts- United Share-Based Awards. In May 2010, the UAL Board of Directors made a determination that the Merger should be considered a change of control for purposes of all outstanding awards. Accordingly, upon the completion of the Merger on October 1, 2010, eligible outstanding equity-based awards immediately vested except for certain officer awards that are subject to separate agreements, as discussed below. In September 2010, the Human Resources Subcommittee of the UAL Board of Directors elected to settle all eligible RSUs in cash. As a result, participants received $23.66 in exchange for each share unit, based on the closing price of UAL stock on the day prior to the closing. The cash payment to settle these awards was $18 million.

Certain officers entered into separate agreements with the Company pursuant to which they agreed to waive the provisions providing for accelerated vesting upon the change of control. As part of the agreements, the outstanding restricted stock awards and RSUs were converted into fixed cash equivalents based on a stock price of $22.33 per share, UAL’s average closing share price for the preceding 20 days prior to the closing of the Merger. Following the Merger, with limited exceptions as described below, the payment of these awards remains subject to continued employment by the participant and will be paid on the original vesting dates. Upon termination of employment under certain circumstances following the Merger, the participant is entitled to a cash settlement. In the fourth quarter of 2010, UAL paid $19 million in cash for merger-related terminations.

Stock Options. Stock options are awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vest over a period of either three or four years and have a contractual life of 10 years. The Continental Predecessor vested stock options generally have an original contractual life of five years (management level employee options) or 10 years (outside directors). Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The table below summarizes UAL stock option activity (shares in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	6,406	$22.42
Issued in exchange for Continental options	7,366	16.77
Exercised (a)	(2,467)	8.13
Canceled	(59)	8.56
Expired	(194)	34.97

Outstanding at end of year	11,052	21.70	3.6

Exercisable at end of period	9,729	22.66	3.2	$61

(a)	The aggregate intrinsic value of shares exercised in 2010, 2009 and 2008 was $42 million, less than $1 million and less than $1 million, respectively.

The following table provides additional information for options granted in 2009 and 2008 and Continental Predecessor options in 2010 which were valued at the Merger closing date:

Weighted-average fair value assumptions:	2010	2009	2008
Risk-free interest rate	0.1 – 1.8%	1.9 – 3.1%	1.9 – 3.6%
Dividend yield	—%	—%	—%
Expected market price volatility of UAL common stock	75%	93%	55%
Expected life of options (years)	0.1 - 6.3	6.0	5.0 – 6.3
Weighted-average fair value	$11.52	$3.72	$7.86

The fair value of options is determined at the grant date, and at the Merger date in the case of Continental Predecessor options, using a Black Scholes option pricing model, which requires UAL to make several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants.

The volatility assumptions were based upon historical volatilities of UAL and other comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. In addition, implied volatility data for both UAL and other comparable airlines, using current exchange-traded options, was utilized.

The expected lives of the options were determined based upon either a simplified assumption that the option will be exercised evenly from vesting to expiration or estimated using historical experience for the assumed options. The terms of certain UAL awards do not provide for the acceleration of vesting upon retirement. In addition, certain UAL awards and the assumed options awarded to employees that are retirement eligible either at the grant date or within the vesting period is considered vested at the respective retirement eligibility date.

Restricted Stock Awards and Restricted Stock Units. The UAL RSUs may be settled in either cash or stock. As a result of the Merger, UAL converted certain RSUs discussed above into fixed cash equivalents. As of December 31, 2010, UAL, United and Continental had recorded a liability of $71 million, $7 million and $64 million, respectively, for these awards.

The table below summarizes UAL’s RSU and restricted stock activity for the year ended December 31, 2010 (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Non-vested at beginning of year	1,719	$4.90	811	$27.82
Assumed in Merger	—	—	20	23.66
Granted	1,395	22.20	212	24.55
Modified	(449)	21.63	449	21.63
Converted to fixed cash equivalent	(1,496)	—	(164)	—
Vested	(1,069)	22.41	(651)	31.47
Canceled	(49)	10.55	(6)	11.03

Non-vested at end of year	51	22.85	671	17.20

The fair value of RSUs and restricted shares vested in 2010, 2009 and 2008 was $33 million, $21 million and $30 million, respectively. The fair value of the restricted stock awards and the restricted stock units that are share settled was primarily based upon the share price on the date of grant. These awards are accounted for as equity awards. The fair value of the RSUs that were cash settled were remeasured based upon the closing share price on the day before the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described above.

Continental Predecessor

Stock-Based Compensation Expense. Total stock-based compensation expense included in salaries and related costs for the nine months ended September 30, 2010, and the years ended December 31, 2009 and 2008 was $57 million, $(3) million and $47 million, respectively.

Stock Options. Stock options were awarded with exercise prices equal to the fair market value of Continental’s common stock on the date of grant. Management level employee stock options typically vested over a four year period and generally had five year terms. Expense related to each portion of an option grant was recognized on a straight-line basis over the specific vesting period for those options. Outside director stock options vested in full on the date of grant and had ten year terms. All outstanding options under the Continental 2005 Pilot Supplemental Option Plan, which vested over three years and have terms of six to eight years, and the Continental 2005 Broad Based Employee Stock Option Plan, which vested over three years and have a term of six years, were already fully vested on the Merger closing date. Outstanding stock options granted under the Continental Incentive Plan 2000, the Continental 1998 Stock Incentive Plan, and the Continental 1997 Stock Incentive Plan became exercisable in full upon the closing of the Merger. Outstanding stock options granted under the Continental Incentive Plan 2010 vest on their original vesting schedule or earlier if the holder experiences an involuntary termination within two years of the Merger closing date.

The table below summarizes stock option transactions pursuant to Continental plans for Continental Predecessor (shares in thousands):

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value (in millions)
Outstanding at January 1, 2010	8,114	$16.08	2.4	$38
Granted	654	23.83
Exercised (a)	(1,652)	11.92
Canceled	(92)	29.59

Outstanding at September 30, 2010	7,024	17.60	2.0	61

Vested and Expected to Vest at September 30, 2010	6,943	17.59	2.0	61
Exercisable at September 30, 2010	5,448	17.46	1.5	49

(a)	The total intrinsic value of options exercised during 2010 Predecessor period and the years ended December 31, 2009 and 2008 was $18 million, $2 million and $3 million, respectively.

The following table provides additional information for options granted by Continental Predecessor in each period.

	2010	2009	2008
Risk-free interest rate	1.4%	2.0%	3.1%
Dividend yield	—%	—%	—%
Expected market price volatility of Continental common stock	88%	86%	62%
Expected life of options (years)	3.8	3.9	3.9
Weighted average fair value	$14.55	$5.75	$5.32

The Black-Scholes-Merton option-pricing model was used to value the options at the grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on Continental common stock was assumed to be zero since Continental historically had not paid dividends. The market price volatility of Continental common stock was based on the historical volatility of the common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options was based on Continental’s historical experience for various work groups. Expense was recognized only for those option awards expected to vest, using an estimated forfeiture rate based on historical experience.

Profit Based RSU Awards. See Merger Impacts-Continental Predecessor Share-Based Awards, above, for a discussion of the impact of the Merger on profit based RSU awards. Continental issued PBRSU awards pursuant to its long-term incentive and RSU programs, which provided for cash payments to Continental’s officers upon the achievement of specified profit sharing-based performance targets. The performance targets required that Continental reach target levels of cumulative employee profit sharing during the performance period and that Continental had net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year in which the cumulative profit sharing target was met. To serve as a retention feature, payments related to the achievement of a performance target generally were made in annual increments over a three-year period to participants who remain continuously employed by Continental through each payment date. Payments also were conditioned on Continental having, at the end of the fiscal year preceding the date any payment was made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of Continental’s Board of Directors. If Continental did not achieve the minimum cash balance applicable to a payment date, the payment was deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments could be carried forward. Payment amounts were calculated based on the number of PBRSUs subject to the award, the average closing price of Continental common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of Continental’s Board of Directors for achieving the applicable profit sharing-based performance target.

Continental accounted for the PBRSU awards as liability awards. Once it became probable that a profit sharing-based performance target would be met, Continental measured the awards at fair value based on its current stock price. The related expense was recognized ratably over the required service period, which ended on each payment date, after adjustment for changes in the then-current market price of Continental’s common stock.

Employee Stock Purchase Plan. All of Continental’s employees (including Continental Micronesia, Inc. employees) were eligible to participate in Continental’s 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants could purchase shares of Continental’s common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever was lower), subject to a minimum purchase price of $10 per share. This discount was reduced to zero as the fair market value approached $10 per share. If the fair market value was below the $10 per share minimum price on the last day of a quarter, then the participants were not be permitted to purchase the common stock for such quarterly purchase period and Continental refunded to those participants the amount of their unused payroll deductions. During 2010 (Predecessor Period), 2009 and 2008, approximately 0.8 million, 0.5 million and 1.1 million shares, respectively, of Continental common stock were issued to participants at a weighted-average purchase price of $15.92, $11.81 and $12.76 per share, respectively. This plan was terminated prior to the Merger closing date.

NOTE 8—INCOME TAXES

The significant components of the income tax expense (benefit) are as follows:

(In millions)
2010	UAL	United	Continental Successor	Continental Predecessor
Current	$10	$—	$2	$1
Deferred	(10)	(12)	(6)	—

	$—	$(12)	$(4)	$1

2009
Current	$(1)	$—		$1
Deferred	(16)	(16)		(158)

	$(17)	$(16)		$(157)

2008
Current	$1	$4		$2
Deferred	(26)	(26)		(111)

	$(25)	$(22)		$(109)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)
Year Ended December 31, 2010	UAL	United	Continental Successor	Continental Predecessor
Income tax provision at statutory rate	$87	$135	$(35)	$155
State income taxes, net of federal income tax benefit	24	24	1	8
Nondeductible acquisition costs	45	31	14	—
Nondeductible employee meals	8	7	1	3
Nondeductible interest expense	12	12	—	—
Change in tax law—Medicare Part D Subsidy	119	119	—	—
Nondeductible compensation	13	1	12	—
Goodwill credit	(22)	(22)	—	—
Valuation allowance	(290)	(322)	9	(166)
Tax benefit resulting from intraperiod tax allocation	—	—	(6)	—
Other, net	4	3	—	1

	$—	$(12)	$(4)	$1

Year Ended December 31, 2009
Income tax provision at statutory rate	$(234)	$(225)		$(154)
State income taxes, net of federal income tax benefit	5	6		(9)
Nondeductible employee meals	6	6		4
Nondeductible interest expense	12	12		—
Medicare Part D Subsidy	(7)	(7)		—
Increase valuation allowance	190	182		158
Share-based compensation	7	7		—
Tax benefit resulting from intraperiod tax allocation	—	—		(158)
Other, net	4	3		2

	$(17)	$(16)		$(157)

(In millions)
Year Ended December 31, 2008	UAL	United	Continental Successor	Continental Predecessor
Income tax provision at statutory rate	$(1,896)	$(1,882)		$(243)
State income taxes, net of federal income tax benefit	(68)	(67)		(14)
Goodwill	798	798		—
Nondeductible employee meals	7	7		5
Nondeductible interest expense	10	10		—
Medicare Part D Subsidy	(12)	(12)		—
Increase valuation allowance	1,117	1,101		142
Rate change beginning deferreds	14	14		—
Other, net	5	9		1

	$(25)	$(22)		$(109)

We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to a loss from continuing operations. As a result, Continental recorded $6 million and $158 million of non-cash tax benefits on its loss from continuing operations for the three months ended December 31, 2010 and the year ended December 31, 2009, respectively, which is exactly offset by income tax expense in other comprehensive income, a component of stockholder’s equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, Continental’s net deferred tax positions at December 31, 2010 and 2009 were not impacted by this tax allocation.

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	UAL		United		Continental
	December 31,		December 31,		December 31,
(In millions)	2010	2009	2010	2009	Successor 2010	Predecessor 2009
Deferred income tax asset (liability):
Federal and state net operating loss carry-forwards	$3,429	$2,707	$2,217	$2,697	$1,179	$1,412
Frequent flyer deferred revenue	2,358	1,644	1,609	1,647	752	128
Employee benefits, including pension, postretirement and medical	1,741	1,328	1,272	1,358	551	438
Lease fair value adjustment	504	—	—	—	504	—
AMT credit carryforwards	268	287	263	287	5	10
Restructuring charges	69	104	69	99	—	—
Other asset	1,031	291	388	284	495	462
Less: Valuation allowance	(4,171)	(3,060)	(2,624)	(2,977)	(1,384)	(563)

Total deferred tax assets	$5,229	$3,301	$3,194	$3,395	$2,102	$1,887

Depreciation, capitalized interest and other	$(4,091)	$(2,686)	$(2,463)	$(2,682)	$(1,625)	$(1,702)
Intangibles	(1,699)	(787)	(849)	(834)	(850)	(185)
Other liability	(433)	(317)	(240)	(291)	(186)	—

Total deferred tax liabilities	$(6,223)	$(3,790)	$(3,552)	$(3,807)	$(2,661)	$(1,887)

Net deferred tax liability	$(994)	$(489)	$(358)	$(412)	$(559)	$—

In addition to the deferred tax assets listed in the table above, UAL has an $871 million unrecorded tax benefit at December 31, 2010, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to UAL Corporation’s Chapter 11 bankruptcy protection. This unrecorded tax benefit is accounted for by analogy to Accounting Standards Codification Topic 718 which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our federal and state NOL carry forwards, which are discussed below.

The federal and state net operating loss (“NOL”) carry forwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carry forwards of $11.6 billion for UAL (including the NOLs discussed in the preceding paragraph). If not utilized these federal pre-tax NOLs will expire as follows (in billions): $2.4 in 2022, $1.6 in 2023, $2.4 in 2024, $2.0 in 2025 and $3.2 after 2025. In addition, the majority of state tax benefits of the net operating losses of $187 million for UAL expires over a five to 20 year period.

Both UAL Corporation and Continental experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Merger. However, the Company currently expects that these ownership changes will not significantly limit its ability to use its NOL and AMT credit carryforwards in the carryforward period because the size of the limitation exceeds our NOL and AMT credit carryforwards.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of December 31, 2010 and 2009 to reflect management’s assessment regarding the realizability of those assets. The Company will maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. The current valuation allowances of $4.2 billion, $2.6 billion and $1.4 billion for UAL, United and Continental, respectively, if reversed in future years (as a result of change in future judgment) will reduce income tax expense. The current valuation allowance reflects increases from December 31, 2009 of $1.1 billion and $821 million for UAL and Continental, respectively, and a decrease from December 31, 2009 of $353 million for United.

UAL’s unrecognized tax benefits related to uncertain tax positions were $32 million, $16 million and $20 million at December 31, 2010, 2009 and 2008, respectively. Included in the ending balance at 2010 is $6 million that would affect UAL’s effective tax rate if recognized. The Company does not expect significant increases or decreases in its unrecognized tax benefits within the next twelve months.

There are no significant amounts included in the balance at December 31, 2010 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company records penalties and interest relating to uncertain tax positions in other operating expenses and interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any significant expense or liabilities related to interest or penalties in its consolidated financial statements.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to UAL’s uncertain tax positions (in millions):

	2010	2009	2008
Balance at January 1,	$16	$20	$35
Increase due to Continental’s uncertain tax positions at the Merger closing date	6	—	—
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	10	1	1
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	—	(5)	(11)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	—	(5)

Balance at December 31,	$32	$16	$20

UAL’s federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The IRS commenced an examination of UAL’s U.S. income tax returns for 2007 through 2009 in the fourth quarter of 2010. As of December 31, 2010, the IRS had not proposed any adjustments to UAL’s returns. Continental’s federal income tax returns for tax years after 2001 remain subject to examination by the IRS and state taxing jurisdictions.

As a result of the Merger, beginning October 1, 2010, Continental and its domestic consolidated subsidiaries joined the UAL consolidated tax return filing group, which also includes United and its domestic consolidated subsidiaries. Consolidated current and deferred tax expense was allocated to each of United and Continental using a method that treats each entity as though it had filed a separate tax return. Under the Company’s tax sharing agreement, tax liabilities of group members are settled in cash. Group members are compensated for their losses and other tax benefits only if they would be able to use those losses and tax benefits on a separate return basis. At December 31, 2010, there were no tax-related balances due to or from Continental; and there was approximately $13 million due from United to UAL in respect of state tax liabilities.

NOTE 9—PENSION AND OTHER POSTRETIREMENT PLANS

The following summarizes the significant pension and other postretirement plans of United and Continental:

Pension Plans

Continental maintains two primary defined benefit pension plans, one covering pilot employees and another covering substantially all of its U.S. non-pilot employees other than Continental Micronesia and Chelsea Food Services employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee’s final average compensation. Additional benefit accruals were frozen under the plan covering Continental’s pilot employees during 2005, at which time any existing accrued benefits for pilots were preserved in such plan. Benefit accruals for Continental’s non-pilot employees under its other primary defined benefit pension plan continue.

United maintains a frozen defined benefit pension plan for a small number of former employees. United and Continental maintain additional defined benefit pension plans, which cover certain international employees.

Other Postretirement Plans

United and Continental maintain postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as certain life insurance benefits to certain retirees participating in United’s plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans:

Pension Benefits
	Year Ended December 31, 2010			Year Ended December 31, 2009
(In millions)	UAL	United	Continental (a)	UAL & United	Continental Predecessor
Accumulated benefit obligation:	$2,999	$214	$2,785	$228	$2,401

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$228	$228	$2,629	$221	$2,482
Merger impact (b)	3,169	—	439	—	—
Service cost	27	6	71	6	65
Interest cost	51	9	161	9	153
Plan participants’ contributions	1	1	—	1	—
Actuarial (gain) loss (b)	(130)	17	(147)	3	70
Curtailments	(7)	—	(7)	(1)	—
Foreign currency exchange rate changes	11	11	—	8	—
Lump sum settlement	(9)	(9)	(9)	—	(92)
Special termination benefits	4	—	4	—	—
Gross benefits paid	(23)	(7)	(75)	(19)	(49)

Projected benefit obligation at end of year	$3,322	$256	$3,066	$228	$2,629

Change in plan assets:
Fair value of plan assets at beginning of year	$156	$156	$1,371	$124	$1,057
Merger impact (b)	1,549	—	83	—	—
Actual return on plan assets (b)	131	16	115	26	268
Employer contributions	58	18	202	18	187
Plan participants’ contributions	1	1	—	1	—
Foreign currency exchange rate changes	4	4	—	7	—
Transfer adjustment	4	4	—	(1)	—
Lump sum settlement	(9)	(9)	(8)	—	(92)
Benefits paid	(23)	(7)	(75)	(19)	(49)

Fair value of plan assets at end of year	$1,871	$183	$1,688	$156	$1,371

Funded status—Net amount recognized	$(1,451)	$(73)	$(1,378)	$(72)	$(1,258)

(a)	Continental, in 2010, represents combined Predecessor and Successor.
(b)	UAL represents plan assets and liabilities assumed in the Merger. Continental represents remeasurement of the projected benefit obligation as of the Merger closing date.

Amounts recognized in the consolidated balance sheets consist of:

Noncurrent asset	$32	$32	$—	$24	$—
Current liability	(10)	(4)	(6)	(3)	(10)
Noncurrent liability	(1,473)	(101)	(1,372)	(93)	(1,248)

Net amount recognized	$(1,451)	$(73)	$(1,378)	$(72)	$(1,258)

Amounts recognized in accumulated other comprehensive income consist of:

Net actuarial gain (loss)	$226	$(7)	$233	$(1)	$(1,174)
Prior service credit (cost)	18	18	—	18	(22)

Net amount recognized	$244	$11	$233	$17	$(1,196)

Other Postretirement Benefits
	Year Ended December 31, 2010			Year Ended December 31, 2009
(In millions)	UAL	United	Continental (a)	UAL & United	Continental Predecessor
Change in benefit obligation:
Benefit obligation at beginning of year	$2,069	$2,069	$233	$1,958	$249
Merger impact (b)	278	—	35	—	—
Service cost	33	30	11	28	11
Interest cost	118	115	13	114	15
Plan participants’ contributions	72	72	3	70	2
Actuarial (gain) loss (b)	120	131	(11)	109	(26)
Curtailments	—	—	—	(9)	—
Federal subsidy	13	13	—	11	—
Plan amendments	—	—	2	—	—
Gross benefits paid	(209)	(205)	(17)	(212)	(18)

Benefit obligation at end of year	$2,494	$2,225	$269	$2,069	$233

Change in plan assets:
Fair value of plan assets at beginning of year	$58	$58	$—	$57	$—
Actual return on plan assets	2	2	—	2	—
Employer contributions	131	131	—	141	—
Plan participants’ contributions	72	72	—	70	—
Benefits paid	(205)	(205)	—	(212)	—

Fair value of plan assets at end of year	$58	$58	$—	$58	$—

Funded status—Net amount recognized	$(2,436)	$(2,167)	$(269)	$(2,011)	$233

(a)	Continental, in 2010, represents combined Predecessor and Successor.
(b)	UAL represents plan assets and liabilities assumed in Merger. Continental represents remeasurement of the projected benefit obligation as of the Merger closing date.

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(92)	$(76)	$(16)	$(83)	$(17)
Noncurrent liability	(2,344)	(2,091)	(253)	(1,928)	(216)

Total liability	$(2,436)	$(2,167)	$(269)	$(2,011)	$(233)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$24	$13	$11	$155	$87
Prior service cost	—	—	—	—	(166)

Total accumulated other comprehensive income (loss)	$24	$13	$11	$155	$(79)

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	UAL		United		Continental Successor	Continental Predecessor
	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$3,202	$211	$136	$211	$3,066	$2,629
Accumulated benefit obligation	2,906	176	121	176	2,785	2,401
Fair value of plan assets	1,742	104	54	104	1,688	1,371

Net periodic benefit cost for the years ended December 31, included the following components (in millions):

	2010
	Pension Benefits				Other Postretirement Benefits
	UAL	United	Continental Successor	Continental Predecessor	UAL	United	Continental Successor	Continental Predecessor
Service cost	$27	$6	$21	$50	$33	$30	$3	$7
Interest cost	51	9	42	119	120	116	4	10
Expected return on plan assets	(39)	(9)	(30)	(82)	(2)	(2)	—	—
Curtailment gain	(7)	—	(7)	—	—	—	—	—
Amortization of prior service cost (credit)	(2)	(2)	—	7	—	—	—	16
Special termination benefits	4	—	4	—	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	1	1	—	65	(12)	(12)	—	(3)

Net periodic benefit cost	$35	$5	$30	$159	$139	$132	$7	$30

	2009				2008
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	UAL & United	Continental Predecessor	UAL & United	Continental Predecessor	UAL & United	Continental Predecessor	UAL & United	Continental Predecessor
Service cost	$6	$65	$28	$11	$6	$59	$32	$12
Interest cost	8	153	114	15	8	149	122	15
Expected return on plan assets	(7)	(89)	(4)	—	(10)	(157)	(4)	—
Curtailment gain	(1)	—	(9)	—	—	—	(1)	—
Amortization of prior service cost	—	10	—	21	—	10	—	21
Amortization of unrecognized actuarial (gain) loss	2	111	(20)	(2)	(2)	34	(17)	(1)

Net periodic benefit cost	$8	$250	$109	$45	$2	$95	$132	$47

Settlement charges (included in special items)	—	29	—	—	—	52	—	—

Net benefit expense	$8	$279	$109	$45	$2	$147	$132	$47

The Continental settlement charges in 2009 and 2008, which were classified as special items, are non-cash charges related to lump sum distributions from the Continental pilot-only defined benefit pension plan to pilots who retired. Settlement accounting is required if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected pension benefit obligation.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 for actuarial gains (losses) are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Actuarial gain (loss)	$20	$(1)	$21	$2	$1	$1

The weighted-average assumptions used for the benefit plans were as follows:

Pension Benefits
	United		Continental Successor	Continental Predecessor
Weighted-average assumptions used to determine benefit obligations	2010	2009	2010	2009
Discount rate (a)	3.56%	3.87%	5.52%	6.01%
Rate of compensation increase (a)	3.29%	3.27%	2.44%	2.30%

Weighted-average assumptions used to determine net expense
Discount rate (b)	3.96%	3.72%	5.24%	6.13%
Expected return on plan assets (b)	5.71%	5.01%	7.75%	8.25%
Rate of compensation increase (b)	3.33%	3.02%	2.44%	2.30%

(a)	The 2010 discount rate and rate of compensation increase used to determine benefit obligations at the Merger closing date are 5.24% and 2.44%, respectively.
(b)	The 2010 discount rate, expected return on plan assets and rate of compensation increase used by Continental Predecessor to determine net expenses are 6.05%, 8.00% and 2.30%, respectively.

Other Postretirement Benefits
	United		Continental Successor	Continental Predecessor
Weighted-average assumptions used to determine benefit obligations	2010	2009	2010	2009
Discount rate (a)	5.15%	5.69%	4.97%	5.57%

Weighted-average assumptions used to determine net expense
Discount rate (b)	5.69%	5.97%	4.58%	6.03%
Expected return on plan assets	4.00%	6.50%	N/A	N/A
Health care cost trend rate assumed for next year (b)	8.00%	8.50%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2016)	5.00%	5.00%	5.00%	5.00%

(a)	The 2010 discount rate used to determine benefit obligations at the Merger closing date is 4.58%.
(b)	The 2010 discount rate and health care cost trend rate used by Continental Predecessor to determine net expense are 5.57% and 7.50%, respectively.

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the pension plans’ investments are periodically rebalanced to our targeted allocation when considered appropriate. Continental’s plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return
Equity security funds:
U.S. companies	35-55%	8%
International companies	15-25	8
Fixed-income securities	15-25	5
Other	0-15	10

United’s target allocation for the defined benefit pension plan assets is 62% in equity securities and 38% in fixed income securities, while 100% of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	UAL		United		Continental
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2010 (a)	$20	$(16)	$17	$(14)	$3	$(2)
Effect on postretirement benefit obligation at December 31, 2010	297	(245)	272	(223)	25	(22)

(a)	Continental represents combined Predecessor and Successor.

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Observable inputs such as quoted prices for identical assets or liabilities in active markets
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following tables present information about the Company’s pension and other postretirement plan assets (in millions):

	UAL - 2010
	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Equity security funds:
U.S. companies	$894	$—	$894	$—
International companies	416	—	416	—
Fixed-income securities	365	—	365	—
Private equity funds	150	—	—	150
Annuity insurance contract	42	—	—	42
Other investments	4	—	4	—

Total	$1,871	$—	$1,679	$192

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58

	United - 2010
	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Equity security funds:
U.S. companies	$55	$—	$55	$—
International companies	58	—	58	—
Fixed-income securities	24	—	24	—
Annuity insurance contract	42	—	—	42
Other investments	4	—	4	—

Total	$183	$—	$141	$42

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58

	UAL and United - 2009
	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Fixed income funds	$25	$—	$25	$—
Equity security funds	81	—	81	—
Annuity insurance contract	41	—	—	41
Other investments	9	—	9	—

Total	$156	$—	$115	$41

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58

	Continental Successor - 2010				Continental Predecessor - 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Equity security funds:
U.S. companies	$839	$—	$839	$—	$661	$—	$661	$—
International companies	358	—	358	—	292	—	292	—
Fixed-income securities	341	—	341	—	290	—	290	—
Private equity funds	150	—	—	150	128	—	—	128

Total	$1,688	$—	$1,538	$150	$1,371	$—	$1,243	$128

United

Fixed income and equity. The fair market value reflects the combined market value of the underlying stock and/or market value of the underlying debt securities. The market value of the common stock portion, if any, of the fund is based on the primary-exchange closing prices of the stocks of the fund.

Insurance contract and deposit administration fund. Both of these investments are stable investment vehicles structured to provide investment income. Generally, the deposit administration fund assets are not subject to market volatilities as the fund earns a stated return, determined at the beginning of each year. Similarly, the insurance contract is not subject to market volatility. Due to the conservative nature of the underlying assets, the cost of these investments approximates their fair value.

Continental

Fixed income and equity. Equity security funds invest in large-cap and small-cap companies. Fixed-income securities include corporate bonds of companies in diversified industries and asset and mortgage-backed securities. Investments in equity securities and fixed-income securities are commingled funds valued at the unit of participation value of shares held by the plans’ trust.

Private equity. The private equity funds invest primarily in common stock of companies in diversified industries and in buyout, venture capital and special situation funds. Investments in private equity funds are valued at the net asset value of shares held by the plans’ trust at year end.

The reconciliation of our defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 is as follows (in millions):

	2010			2009
	UAL	United	Continental (a)	UAL & United	Continental Predecessor
Balance at beginning of year	$99	$99	$128	$103	$127
Assumed in Merger	139	—	—	—	—
Actual return on plan assets:
Unrealized gains (losses) relating to assets still held at year end	13	2	21	2	(2)
Purchases, sales, issuances and settlements (net)	(1)	(1)	1	(6)	3

Balance at end of year	$250	$100	$150	$99	$128

(a)	Continental in 2010 represents combined Predecessor and Successor.

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company’s contributions reflected above have satisfied its required contributions through the 2010 calendar year. Expected 2011 employer contributions to all of the Company’s pension and postretirement plans are as follows (in millions):

	Pension	Other Postretirement Benefits
UAL	$141	$161
United	15	145
Continental	126	16

Each of UAL’s, United’s and Continental’s estimated future benefit payments, net of expected participant contributions, in all of the pension plans and other postretirement benefit plans as of December 31, 2010 were (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
UAL
2011	$227	$162	$13
2012	239	163	15
2013	251	166	16
2014	253	171	18
2015	256	176	19
Years 2016 – 2020	1,266	974	110

United
2011	$11	$146	$13
2012	11	146	15
2013	12	147	16
2014	13	151	18
2015	10	155	19
Years 2016 – 2020	60	854	110

Continental
2011	$216	$16	$—
2012	228	17	—
2013	239	19	—
2014	240	20	—
2015	246	21	—
Years 2016 – 2020	1,206	120	—

Defined Contribution and Multi-Employer Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s and Continental’s employer contribution percentages vary from 1% to 16% and less than 1% to 12.75%, respectively, of eligible earnings depending on the terms of each plan. The Company’s contributions to its defined contribution plans for the years ended December 31 were as follows (in millions):

	UAL (a)	United (a)	Continental Successor	Continental Predecessor
2010	$254	$231	$23	$74
2009	244	244	—	93
2008	248	248	—	88

(a)	UAL and United amounts include IAM multi-employer plan contributions of $34 million for each of the years ended December 31, 2010, 2009, and 2008.

In 2006, United began participating in the International Association of Machinists (“IAM”) National Pension Plan with respect to certain employees. The IAM plan is a multi-employer pension plan whereby contributions by the participating company are based on hours worked by the applicable covered employees.

Under multi-employer plans of this type, assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to the employees of such participating company. In accordance with applicable accounting rules for multi-employer plans, the participating company would only recognize a withdrawal obligation if it becomes probable it would withdraw from such plan.

Profit Sharing Plans

UAL, United, Continental Successor and Continental Predecessor recorded profit sharing and related payroll tax expense of $166 million, $165 million, less than $1 million and $77 million, respectively, in 2010. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations. The Company did not record profit sharing expense in 2009 or 2008 due to pretax losses. During 2010, United and Continental maintained separate employee profit sharing plans for the employees of each respective subsidiary. United’s profit sharing plan pays 15% of total GAAP pre-tax profits, excluding special items and stock compensation expense, to the employees of United when pre-tax profit excluding special items, profit sharing expense and stock-based compensation program expense exceeds $10 million. Continental’s profit sharing plan creates an award pool of 15% of annual pre-tax income excluding special, unusual or non-recurring items.

NOTE 10—SEGMENT INFORMATION

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments. Prior to the Merger, the Company managed its business by two reporting segments: Mainline and Regional. In connection with the Merger integration and design of the new organization, the new management determined that the Company will be managed as one segment, airline operations, because the Company’s services are passenger and cargo air transportation. The Company has retrospectively applied its new segment reporting.

Managing the Company as one segment allows management the opportunity to maximize the value of its route network. The Company has multiple aircraft fleets that are deployed across its route network through a single route scheduling system to maximize the value of UAL. When making resource allocation decisions, the Company’s chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results.

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31, is presented in the table below (in millions):

2010	UAL	United	Continental Successor	Continental Predecessor
Domestic (U.S. and Canada)	$14,329	$12,354	$1,991	$5,870
Pacific	3,947	3,576	371	1,080
Atlantic	3,897	3,197	700	2,299
Latin America	1,056	555	501	1,539

Total	$23,229	$19,682	$3,563	$10,788

2009
Domestic (U.S. and Canada)	$10,775	$10,799		$7,152
Pacific	2,628	2,628		1,137
Atlantic	2,538	2,538		2,498
Latin America	394	394		1,836

Total	$16,335	$16,359		$12,623

2008
Domestic (U.S. and Canada)	$12,819	$12,862		$8,643
Pacific	3,712	3,712		1,220
Atlantic	3,055	3,055		3,332
Latin America	608	608		2,155

Total	$20,194	$20,237		$15,350

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The UAL and United accumulated other comprehensive income (loss) as of December 31, 2010 is net of deferred income tax expense of approximately $116 million. The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (in millions).

UAL	Pension and Other Postretirement Benefits Unrecognized Actuarial Gains (Losses)	Unrealized Gain (Loss) on Derivatives and other Financial Instruments	Total
Balance at December 31, 2007	$141	$—	$141
Change in fair value of financial instruments	—	(37)	(37)
Employee benefit plans:
Reclassification unrecognized net actuarial gains into earnings	(19)	—	(19)
Current year actuarial gain	8	—	8

Balance at December 31, 2008	130	(37)	93
Change in fair value of financial instruments	—	15	15
Employee benefit plans:
Reclassification unrecognized net actuarial gains into earnings	(9)	—	(9)
Current year actuarial loss	(64)	—	(64)

Balance at December 31, 2009	57	(22)	35
Derivative financial instruments:
Reclassification of losses into earnings	—	68	68
Change in fair value of derivatives	—	168	168
Change in fair value of other financial instruments	—	21	21
Employee benefit plans:
Reclassification unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial gain	107	—	107

Balance at December 31, 2010	$152	$235	$387

United	Pension and Other Postretirement Benefits Unrecognized Actuarial Gains (Losses)	Unrealized Gain (Loss) on Derivative Instruments and Other	Total
Balance at December 31, 2007	$141	$—	$141
Change in fair value of financial instruments	—	(37)	(37)
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(19)	—	(19)
Current year actuarial gain	8	—	8

Balance at December 31, 2008	130	(37)	93
Change in fair value of financial instruments	—	15	15
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(9)	—	(9)
Current year actuarial loss	(64)	—	(64)

Balance at December 31, 2009	57	(22)	35
Derivative financial instruments:
Reclassification of losses into earnings	—	84	84
Change in fair value of derivatives	—	101	101
Change in fair value of other financial instruments	—	19	19
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial loss	(136)	—	(136)

Balance at December 31, 2010	$(91)	$182	$91

	Pension and Other Postretirement Benefits		Unrealized Gain (Loss) on Derivatives and other Financial Instruments	Income Tax Benefit (Expense)
Continental—Predecessor Company	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)			Total
Balance at December 31, 2007	$(250)	$(520)	$29	$236	$(505)
Derivative financial instruments:
Reclassification of losses into earnings	—	—	170	—	170
Change in fair value	—	—	(608)	—	(608)
Unrealized loss on student loan-related auction rate securities	—	—	(3)	—	(3)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	—	85	—	—	85
Reclassification of prior service cost into earnings	31	—	—	—	31
Current year actuarial loss	—	(926)	—	—	(926)

Balance at December 31, 2008	(219)	(1,361)	(412)	236	(1,756)
Derivative financial instruments:
Reclassification of losses into earnings	—	—	375	—	375
Change in fair value of derivatives	—	—	46	—	46
Unrealized gain on student loan-related auction rate securities	—	—	3	—	3
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	—	138	—	—	138
Reclassification of prior service cost into earnings	31	—	—	—	31
Current year actuarial gain	—	136	—	—	136
Income tax expense on other comprehensive income (a)	—	—	—	(158)	(158)

Balance at December 31, 2009	(188)	(1,087)	12	78	(1,185)
Derivative financial instruments:
Reclassification of losses into earnings	—	—	24	—	24
Change in fair value of derivatives	—	—	(13)	—	(13)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	—	62	—	—	62
Reclassification of prior service cost into earnings	23	—	—	—	23
Current year actuarial loss	—	(3)	—	—	(3)

Balance at September 30, 2010	$(165)	$(1,028)	$23	$78	$(1,092)

Continental—Successor Company
Elimination of accumulated other comprehensive income in connection with the Merger	$165	$1,028	$(23)	$(78)	$1,092
Balance at October 1, 2010	—	—	—	—	—
Derivative financial instruments:
Reclassification of gains into earnings	—	—	(16)	—	(16)
Change in fair value of derivatives	—	—	67	—	67
Unrealized gain on student loan-related auction rate securities	—	—	2	—	2
Current year actuarial gain	—	243	—	—	243
Income tax expense on other comprehensive income (a)	—	—	—	(6)	(6)

Balance at December 31, 2010	$—	$243	$53	$(6)	$290

(a)	Taxes on other comprehensive income did not impact Continental’s net deferred tax position due to an offsetting tax benefit on the loss from continuing operations as described in Note 8.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1—Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2—Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3—Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2010				2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$8,069	$8,069	$—	$—	$3,061	$3,061	$—	$—
EETC	66	—	—	66	51	—	—	51
Short-term investments:
Auction rate securities	119	—	—	119	—	—	—	—
CDARS	45	45	—	—	—	—	—	—
Asset-backed securities	258	258	—	—	—	—	—	—
Corporate debt	135	135	—	—	—	—	—	—
U.S. government and agency notes	39	39	—	—	—	—	—	—
Other fixed income securities	15	15	—	—	—	—	—	—
Current fuel derivative instruments asset	375	—	375	—	138	—	138	—
Foreign currency derivatives	(7)	—	(7)	—	—	—	—	—
Restricted cash	160	160	—	—	—	—	—	—
Current fuel derivative instruments liability	—	—	—	—	(5)	—	(5)	—

	United
Cash and cash equivalents	$4,665	$4,665	$—	$—	$3,061	$3,061	$—	$—
EETC	66	—	—	66	51	—	—	51
Current fuel derivative instruments asset	277	—	277	—	138	—	138	—
Current fuel derivative instruments liability	—	—	—	—	(5)	—	(5)	—

	Continental Successor				Continental Predecessor
Cash and cash equivalents	$3,398	$3,398	$—	$—	$2,546	$2,546	$—	$—
Short-term investments:
Auction rate securities	119	—	—	119	201	—	—	201
CDARS	45	45	—	—	103	103	—	—
Asset-backed securities	258	258	—	—	6	6	—	—
Corporate debt	135	135	—	—	—	—	—	—
U.S. government and agency notes	39	39	—	—	—	—	—	—
Other fixed income securities	15	15	—	—	—	—	—	—
Current fuel derivative instruments asset	98	—	98	—	14	—	14	—
Foreign currency derivatives	(7)	—	(7)	—	5	—	5	—
Restricted cash	160	160	—	—	164	164	—	—
Auction rate securities put right	—	—	—	—	20	—	—	20
Convertible debt derivative asset	286	—	—	286	—	—	—	—
Convertible debt option liability	(164)	—	—	(164)	—	—	—	—

The table below presents disclosures about the activity for “Level Three” financial assets and financial liabilities (in millions):

	2010		2009
UAL (a)	Student Loan-Related Auction Rate Securities	EETC	EETC
Balance at beginning of year	$—	$51	$46
Purchases, sales, issuances and settlements (net)	—	(4)	(10)
Acquired in Merger	117	—	—
Reported in other comprehensive income (loss)	2	19	15

Balance at end of year	$119	$66	$51

(a)	For 2009, amounts also represent United. For 2010, United’s only Level 3 recurring measurement are the above EETCs.

As of December 31, 2010, the auction rate securities, which had a par value of $145 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities. Auctions for these securities began failing in the first quarter of 2008 and have continued to fail, resulting in Continental holding such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.

As of December 31, 2010, the United enhanced equipment trust certificate (“EETC”) securities have an amortized cost basis of $70 million and unrealized losses of $4 million and represent a portion of United’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of December 31, 2010, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

	2010				2009
(In millions) Continental (a)	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right
Balance at beginning of period	$201	$20	$—	$—	$229	$26
Merger impact (Note 14)	—	—	520	(230)	—	—
Purchases, sales, issuances and settlements (net)	(106)	—	(263)	89	(40)	—
Gains and losses:
Reported in earnings:
Realized	23	(21)	47	(36)	8	(7)
Unrealized	—	1	(18)	13	1	1
Reported in other comprehensive income (loss)	1	—	—	—	3	—

Balance at end of period	$119	$—	$286	$(164)	$201	$20

(a)	For 2010, amounts represent combined Continental Successor and Predecessor. For 2009, amounts represent Continental Predecessor.

During the first nine months of 2010, Continental sold, at par, auction rate securities having a par value of $106 million. Certain of these auction rate securities were subject to a put right granted to Continental by an institution permitting Continental to sell to the institution at their full par value certain auction rate securities. Continental classified the auction rate securities underlying the put right as trading securities and elected the fair value option under applicable accounting standards for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently. Continental recognized gains on the sales using the specific identification method. The gains were substantially offset by the cancellation of the related put rights. The net gains are included in other non-operating income (expense) in the Continental Predecessor statement of consolidated operations and were not material. The Company did not hold any put rights as of December 31, 2010.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above for the years ended December 31 (in millions):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$13,845	$14,995	$6,923	$6,298
United debt	7,026	7,350	6,577	5,745
Lease deposits—UAL and United	—	—	326	340
Continental debt (a)	6,401	6,663	6,070	5,756

(a)	Represents Continental Successor and Predecessor as of December 31, 2010 and 2009, respectively.

Fair value of the Company’s financial instruments was determined as follows:

Description	Fair Value Methodology

Cash, Cash Equivalents, Short Term Investments (other than Auction Rate Securities), Restricted Cash, Trade Receivables, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for corporate debt, which generally has maturities of less than two years.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s and Continental’s EETCs or similar EETC instruments issued by other airlines. An income approach, which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, was used to determine fair values of the EETCs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Auction rate securities	Fair value is estimated taking into consideration the limited sales and offers to purchase such securities and using internally-developed models of the expected future cash flows related to the securities. Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Asset or Liability (Continental)	The Company used a binomial lattice model to value the conversion options and the supplement derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

Nonrecurring Fair Value Measurements

The table below presents fair value measurements of nonfinancial assets that were performed during the years ended December 31 (in millions):

	2010		2009
	Fair Value	Loss	Fair Value	Loss
UAL
Nonoperating aircraft and spare engines	$128	$120	$310	$93
Routes	124	29	—	—
Tradename	—	—	420	150

United
Nonoperating aircraft and spare engines	$128	$120	$310	$93
Routes	124	29	—	—
Tradename	—	—	420	150

Continental—Predecessor
Nonoperating aircraft	$—	$—	$172	$31

The Company utilized the market approach to estimate the fair value of its aircraft. In 2010, the estimated fair value of the routes was determined using an income approach.

In 2009, the Company estimated the fair value of its tradename using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data. The decrease in fair value of the tradename was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. See Note 21 for additional information related to these asset impairments.

NOTE 13—HEDGING ACTIVITIES

Fuel Derivatives

As of December 31, 2010, our projected fuel requirements for 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil swaps	9%	$2.22	9%	$2.22
Heating oil call options	9	2.23	N/A	N/A
West Texas Intermediate (“WTI”) crude oil swaps	9	2.02	9	2.02
WTI crude oil call options	6	2.24	N/A	N/A
WTI crude oil collars	2	2.29	2	1.57

Total	35%		20%

United
Heating oil swaps	15%	$2.22	15%	$2.22
Heating oil call options	15	2.23	N/A	N/A
WTI crude oil swaps	5	2.12	5	2.12
WTI crude oil call options	2	2.27	N/A	N/A

Total	37%		20%

Continental
WTI crude oil swaps	14%	$1.97	14%	$1.97
WTI crude oil call options	10	2.24	N/A	N/A
WTI crude oil collars	4	2.29	4	1.57

Total	28%		18%

(a)	Represents a hedge of approximately 60% of UAL’s expected first quarter consumption with a decreasing level of hedge coverage throughout 2011.

Aircraft fuel has been the Company’s single largest operating expense for the last several years. In addition, aircraft fuel is a globally traded commodity with significant price volatility. Aircraft fuel prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain aircraft fuel for operations. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements, provided the hedges are expected to be cost effective. The Company uses fixed price swaps, purchased call options, collars or other commonly used financial hedge instruments based on fuel or closely related commodities, such as heating and crude oils. The Company strives to maintain fuel hedging levels and exposure generally consistent with industry standards, so that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors. The Company does not enter into derivative instruments for non-risk management purposes.

Prior to April 1, 2010, United’s instruments classified as economic hedges were not designated as cash flow or fair value hedges under accounting principles related to hedge accounting. All changes in the fair value of economic hedges were recorded in income, with the offset to either current assets or liabilities in each reporting period. Economic fuel hedge gains and losses were classified as part of aircraft fuel expense, and fuel hedge gains and losses from instruments that are not deemed economic hedges were classified as part of nonoperating income/expense.

Effective April 1, 2010, United designated substantially all of its outstanding fuel derivative contracts as cash flow hedges under applicable accounting standards. In addition, substantially all new fuel derivative contracts entered into subsequent to April 1, 2010 by United were designated as cash flow hedges. Continental applied cash flow hedge accounting for all periods presented in these financial statements.

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including documentation of hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated as a cash flow hedge. As required, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of aircraft fuel to changes in the prices of the commodities used for hedging purposes.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for special hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as other nonoperating income (expense).

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the statements of cash flow.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements. As of December 31, 2010, all of the Company’s fuel derivatives were designated as cash flow hedges. As of December 31, 2009, none of United’s fuel derivatives were designated as cash flow hedges. For each year in the three year period ended December 31, 2010, Continental did not have any significant gains (losses) on undesignated contracts except for recognized losses of $125 million in 2008. See Note 21 for additional information related to the $125 million loss, which was related to a fuel hedge counterparty that filed for bankruptcy protection. These hedges, which were initially designated as cash flow hedges, were no longer considered to be highly effective after the counterparty declared bankruptcy. These contracts settled in 2009.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

		December 31, 2010			December 31, 2009
	Balance Sheet Location	UAL	United	Continental Successor	UAL & United	Continental Predecessor
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$375	$277	$98	$—	$14

Derivatives not designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$—	$—	$—	$138	$—

Convertible debt supplemental indenture derivative assets	Other assets: Other, net	$—	$—	$286	$—	$—

Liabilities:
Convertible debt conversion option liabilities	Other liabilities and deferred credits: Other	$—	$—	$(164)	$—	$—

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Fuel derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	2010	2009	2010	2009	2010	2009
UAL	$170	$—	$(70)	$—	$10	$—
United	101	—	(84)	—	8	—
Continental - Successor	69	N/A	14	N/A	2	N/A
Continental - Predecessor	(4)	36	(23)	(380)	(2)	7

Derivatives not designated as cash flow hedges	Aircraft Fuel Gain (Loss)			Nonoperating Income (Expense)			Total Gain (Loss)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fuel:
UAL/United	$(35)	$104	$(608)	$—	$31	$(528)	$(35)	$135	$(1,136)

Convertible Debt Supplemental Indenture Derivative Assets:
Continental Successor	$—	$—	$—	$29	$—	$—	$29	$—	$—

Convertible Debt Conversion Option Liabilities:
Continental Successor	$—	$—	$—	$(23)	$—	$—	$(23)	$—	$—

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expense and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations and cash flows through changes in the dollar value of foreign currency-denominated operating revenues and expenses. When management believes risk reduction can be effectively achieved, the Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. The Company does not enter into foreign currency derivative contracts for purposes other than risk management. As of December 31, 2010 and 2009, United did not have any foreign currency derivatives. As of December 31, 2010 and 2009, Continental had foreign currency derivatives with fair values of $7 million and $5 million, respectively. Hedge gains (losses) were not significant in any of the periods presented in these financial statements.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of December 31, 2010, United and Continental had net derivative assets of $277 million and $98 million, respectively, with certain of their fuel derivative counterparties. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company was not required to post cash collateral with any of its fuel derivative counterparties at December 31, 2010. United was required to post $10 million of cash collateral with certain of its fuel derivative counterparties at December 31, 2009. Continental was not required to post cash collateral with any of its fuel derivative counterparties at December 31, 2009. As of December 31, 2010, United’s counterparties had provided cash collateral of $63 million, which United recorded as an asset, in addition to an obligation to return the cash collateral. Therefore, United’s and Continental’s potential credit-risk loss based on the value of the fuel derivatives as of December 31, 2010, if all counterparties were to fail to perform collectively and simultaneously as of that date is $214 million and $98 million, respectively.

The Company considers counterparty credit risk in determining its exposure and the fair value of its financial instruments. The Company considers credit risk to have a minimal impact on fair value because cash collateral is provided by the Company’s hedging counterparties periodically based on current market exposure and the credit-worthiness of the counterparties.

NOTE 14—DEBT

(In millions)	At December 31,
	2010	2009
United:
Secured
Notes payable, fixed interest rates of 5.74% to 12.00% (weighted average rate of 8.89% as of December 31, 2010), payable through 2022	$2,469	$2,464
Floating rate notes, LIBOR plus 0.20% to 11.30%, payable through 2020	1,165	1,496
9.875% senior secured notes and 12.0% second lien due 2013	700	—
12.75% senior second lien notes due 2013	173	175
Amended credit facility, LIBOR plus 2.0%, due 2014	1,237	1,255

Unsecured
4.5% senior limited subordination convertible notes due 2021	726	726
6% senior notes due 2031	615	580
5% senior convertible notes due 2021	150	150
Other	72	78

	7,307	6,924
Less: unamortized debt discount	(281)	(347)
Less: current portion of long-term debt—United	(1,546)	(544)

Long-term debt, net—United	$5,480	$6,033

Continental:	(Successor )	(Predecessor )
Secured
Notes payable, fixed interest rates of 4.75% to 9.25% (weighted average rate of 7.0% as of December 31, 2010), payable through 2022	$3,290	$3,077
Floating rate notes, LIBOR plus 0.35% to 5.0%, payable through 2020	1,407	1,957
6.75% senior secured notes due 2015	800	—
Advance purchases of mileage credits	273	275
Other	—	5

Unsecured
8.75% notes due 2011	200	200
6.0% convertible junior subordinated debentures due 2030	248	248
4.5% convertible notes due 2015	230	230
5% convertible notes due 2023	—	175
Other	6	8

	$6,454	$6,175
Less: unamortized debt (discount) premium (a)	20	(105)
Less: current maturities	(865)	(972)

Long-term debt, net—Continental (a)	$5,609	$5,098

UAL Consolidated:
6% senior convertible notes due 2029	$345	$345

Long-term debt, net—UAL (consolidated)	$11,434	$6,378

(a)	As further described below under “Convertible Debt Securities,” there is a basis difference between UAL and Continental debt values, because we were required to apply different accounting methodologies. The Continental debt balances presented above do not equal the Continental balance sheet by the amount of this adjustment.

United has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of December 31, 2010 and 2009, United used $253 million and $254 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, United had a $150 million unused line of credit as of December 31, 2010. As of December 31, 2010, Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations in the amount of $73 million with expiration dates through December 2014.

The table below presents the Company’s contractual principal payments at December 31, 2010 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United	Continental
2011 (a)	$2,411	$1,546	$865
2012	1,320	688	632
2013	1,835	1,151	684
2014	2,101	1,718	383
2015	1,953	403	1,550
After 2015	4,486	1,801	2,340

	$14,106	$7,307	$6,454

(a)	Includes $726 million and $150 million of debt related to United’s 4.5% Senior Limited Subordination Convertible Notes and 5% Senior Convertible Notes, respectively, which are due in 2021. These notes were classified as current based on the put options available to noteholders in 2011, as further discussed below.

Substantially all of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and related spare parts, route authorities and, in the case of United, loyalty program intangible assets. As of December 31, 2010, UAL, United and Continental were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

The Company’s significant financing agreements are summarized below:

UAL—Parent Only

6% Senior Convertible Notes. The 6% Senior Convertible Notes due 2029 (the “UAL 6% Senior Convertible Notes”) are unsecured and may be converted by holders into shares of UAL common stock at an initial conversion price of approximately $8.69 per share of UAL common stock. UAL does not have the option to settle in cash upon a noteholder’s conversion; however, noteholders may require UAL to repurchase all or a portion of the notes for cash, common stock or a combination thereof, at its option, at par plus any accrued and unpaid interest if certain changes in control of UAL occur. UAL may redeem for cash all or part of the UAL 6% Senior Convertible Notes on or after October 15, 2014. In addition, holders of the UAL 6% Senior Convertible Notes have the right to require UAL to repurchase all or a portion of their notes on each of October 15, 2014, October 15, 2019 and October 15, 2024, payable by UAL in cash, shares of UAL common stock or a combination thereof, at its option.

UAL and United—Push Down of UAL Securities.

The 4.5% Senior Limited Subordination Convertible Notes due 2021 (the “UAL 4.5% Notes”), 5% Senior Convertible Notes due 2031 (the “UAL 5% Notes”) and 6% Senior Notes due 2031 (the “UAL 6% Senior Notes”), as further described below, were issued by UAL, have been pushed down to United and are reflected as debt of United. Each of these notes is guaranteed by United.

The following table provides additional information about the UAL 4.5% Notes and UAL 5% Notes, which are convertible into UAL common stock at the noteholder’s option. UAL may elect to settle a conversion of the UAL 4.5% Notes or UAL 5% Notes with cash or shares of UAL common stock:

	As of December 31, 2010		As of December 31, 2009
($ and shares in millions, except conversion prices)	4.5% Notes	5% Notes	4.5% Notes	5% Notes
Initial value of the equity component	$ 216	$ 38	$216	$38
Principal amount of the liability component	726	150	726	150
Unamortized discount of liability component	29	1	80	11
Net carrying amount of liability component	697	149	646	139
Remaining amortization period of discount	6 months	1 month
Conversion price	$32.64	$43.90
Number of shares to be issued upon conversion	22.2	3.4

	For the Year Ended December 31,
	2010		2009		2008
	4.5% Notes	5% Notes	4.5% Notes	5% Notes	4.5% Notes	5% Notes
Contractual coupon interest	$33	$7	$33	$7	$33	$7
Amortization of discount	53	10	46	9	40	8
Effective interest rate	12.8%	12.1%	12.8%	12.1%	12.8%	12.1%

4.5% Notes. The UAL 4.5% Notes due 2021 are unsecured and may be converted by holders into shares of UAL’s common stock at an initial conversion price of approximately $32.64 per share of UAL common stock. On each of June 30, 2011 and June 30, 2016, the noteholders have the option to require UAL to repurchase the notes. UAL may elect to pay the repurchase price in cash, shares of UAL common stock or a combination thereof. Noteholders may also require UAL to repurchase all or a portion of the notes for cash, common stock or a combination thereof, at its option, at par plus any accrued and unpaid interest if certain changes in control of UAL occur. The UAL 4.5% Notes are junior, in right of payment upon liquidation, to UAL’s obligations under the UAL 5% Notes and UAL 6% Senior Notes discussed below. The UAL 4.5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof, beginning in July 2011, except that UAL may elect to pay the redemption price in shares of UAL common stock only if the closing price of UAL common stock has not been less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date.

5% Notes. The UAL 5% Notes due 2021 are unsecured and may be converted by holders into shares of UAL’s common stock at an initial conversion price of approximately $43.90 per share of UAL common stock. The noteholders of the UAL 5% Notes, which had a principal amount of $150 million, had the option to require UAL to repurchase the notes in February 2011. The noteholders surrendered $148 million of notes on the repurchase date and UAL settled the obligation in cash. Noteholders may also require UAL to repurchase all or a portion of the notes for cash, common stock or a combination thereof, at its option, at par plus any accrued and unpaid interest if certain changes in control of UAL occur. The UAL 5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof, beginning in February 2011. In the case of any such redemption, UAL may redeem these notes with shares of UAL common stock only if the closing price of UAL common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date.

6% Senior Notes. The UAL 6% Senior Notes due 2031 are unsecured. UAL may pay interest in cash, or, on or prior to December 31, 2011, UAL may pay interest by issuing UAL common stock with a market value as of the close of business immediately preceding the relevant interest payment date equal to the amount of interest due or by issuing additional UAL 6% Senior Notes. UAL issued approximately $35 million of UAL 6% Senior Notes during the year ended December 31, 2010 to pay interest in-kind. Noteholders may also require UAL to repurchase all or a portion of the notes for cash, common stock or a combination thereof, at its option, at par plus any accrued and unpaid interest if certain changes in control of UAL occur. The UAL 6% Senior Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof.

United Amended Credit Facility. United’s Amended Credit Facility is comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan which had a balance of $1,237 million as of December 31, 2010. The Tranche A loans mature on February 1, 2012 and the Tranche B loans mature on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at United’s option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. United may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium.

Amended Credit Facility Collateral. United’s obligations under the Amended Credit Facility are unconditionally guaranteed by United Continental Holdings, Inc. and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the “Guarantors”). As of December 31, 2010, the Amended Credit Facility was secured by certain of United’s international route authorities, international slots, related gate interests and associated rights, aircraft, spare engines, primary slots at LaGuardia and Washington Reagan and flight simulators. The international routes include the Pacific (including China and Hong Kong, but excluding Japan) and London Heathrow routes (the “Primary Routes”) that United had as of February 2, 2007.

Amended Credit Facility Covenants. The Amended Credit Facility contains covenants that in certain circumstances may limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business.

UAL and United must maintain a specified minimum 1.5 to 1.0 ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction losses, increases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance (as defined by the Amended Credit Facility) of $1.0 billion at all times, and (ii) a minimum collateral ratio of 150% at any time, or 200% at any time following the release of the Primary Routes having an appraised value in excess of $1 billion in the aggregate, unless the Primary Routes are the only collateral then pledged, in which case a minimum collateral ratio of 150% is required. To date, Primary Routes having an appraised value of $875 million have been released. The minimum collateral ratio is calculated as the market value of collateral to the sum of (a) the aggregate outstanding amount of the loans, plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates.

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless United obtains a waiver of or amendment of such covenants, or otherwise mitigates or cures, any such default. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings.

United Senior Secured Notes. In January 2010, United issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 (the “United Senior Secured Notes”) and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (the “United Senior Second Lien Notes”) (collectively, the “United Senior Notes”). The United Senior Notes are guaranteed on a senior unsecured basis by UAL and UAL’s subsidiaries that are guarantors or direct obligors under its Amended Credit Facility. The United Senior Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. Among other required covenants, the indentures governing the United Senior Notes contain a covenant that requires the Company to maintain a minimum ratio of collateral value to debt obligations, which if not met may result in the acceleration of payments under the United Senior Notes. United may meet this minimum ratio by providing certain non-cash collateral and/or by redeeming, repurchasing or repaying in part the United Senior Notes pursuant to any available optional redemption provisions of the indentures governing the United Senior Notes. In addition, if United fails to maintain a collateral coverage ratio of 1.5 to 1.0 on the United Senior Secured Notes, United must pay additional interest on the United Senior Notes at the rate of 2% per annum until the collateral coverage ratio on the United Senior Secured Notes equals at least 1.5 to 1.0. The indentures governing the United Senior Notes also contain a cross-acceleration provision pursuant to which a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under such indentures. A default under the United Senior Notes could allow holders to accelerate the maturity of the obligations in these indentures.

United EETCs. United has several enhanced equipment trust certificate (“EETC”) financings outstanding. Generally, the structure of all of these EETC financings consist of pass-through trusts created by United to issue EETCs. The EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the EETCs are used to purchase equipment notes which are issued by United and secured by United’s aircraft. The payment obligations of United under the equipment notes are fully and unconditionally guaranteed by UAL. In 2009, through two transactions, United created three pass through trusts to issue a total of approximately $1.5 billion of pass through certificates. In connection with these transactions, United issued $161 million of equipment notes in 2009 and the remaining amount of equipment notes ($1.308 billion) in 2010. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Approximately $1.1 billion of the 2010 proceeds was used to repay equipment notes related to EETCs that had been issued in prior years and the remaining amount was used for general corporate purposes. See Note 16 for additional information related to the United EETCs.

Continental

6.75% Notes. In August 2010, Continental issued $800 million aggregate principal amount of 6.75% senior secured notes due 2015 (the “Continental Senior Secured Notes”). Continental may redeem some or all of the Continental Senior Secured Notes at any time on or after September 15, 2012 at specified redemption prices. If Continental sells certain of its assets or if it experiences specific kinds of a change in control, Continental will be required to offer to repurchase the notes. Continental’s obligations under the notes are unconditionally guaranteed by certain of its subsidiaries. The Continental Senior Secured Notes and related guarantees are secured by certain of Continental’s U.S.-Asia and U.S.-London Heathrow routes and related assets, all of the outstanding common stock and other assets of the guarantor subsidiaries and substantially all of the other assets of the guarantors, including route authorities and related assets.

The indenture for the Continental Senior Secured Notes includes covenants that, among other things, restrict Continental’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, if Continental fails to maintain a collateral coverage ratio of 1.5 to 1.0, Continental must pay additional interest on notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. The indenture for the Continental Senior Secured Notes also includes events of default customary for similar financings. In conjunction with the issuance of the notes, Continental repaid a $350 million senior secured term loan credit facility that was due in June 2011.

Continental EETCs. Continental has several EETC financings outstanding, which are similar in structure to the United EETCs described above. In December 2010, Continental created two pass-through trusts, one of which issued approximately $363 million aggregate principal amount Class A pass-through certificates with a stated interest rate of 4.75% and one which issued approximately $64 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.0%. The proceeds of the issuance of the Class A and Class B pass-through trusts, which amounted to approximately $427 million, have been and will be used to purchase equipment notes issued by Continental. Of the $427 million in proceeds, $188 million was received in 2010 and the remaining amount is expected to be received in 2011. The proceeds have been and are expected to be used to fund the acquisition of new aircraft and in the case of currently owned aircraft, for general corporate purposes. In 2009, through two transactions Continental created three pass through trusts to issue a total of approximately $1.0 billion of certificates. In connection with these transactions, Continental issued $390 million of equipment notes in 2009 and $644 million of equipment notes in 2010. The proceeds from the issuances were used to finance the acquisition of new aircraft and in the case of currently owned aircraft, for general corporate purposes. Consistent with the United EETC structure described above, Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of EETCs. See Note 16 for additional information related to the Continental EETCs.

Notes Secured by Spare Parts Inventory. Continental has two series of notes totaling $304 million, which bear interest at LIBOR plus a margin that are secured by the majority of its spare parts inventory. In connection with these equipment notes, Continental entered into a collateral maintenance agreement requiring it, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. Continental must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, Continental must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions.

Advance Purchases of Mileage Credits. In December 2009, Continental entered into an amendment of its Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under which JPMorgan Chase purchases frequent flyer mileage credits to be earned by One Pass members for making purchases using a Continental branded debit card issued by JPMorgan Chase. JPMorgan Chase paid Continental $40 million in early 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances. The purchase of mileage credits has been treated as a loan from JPMorgan Chase and is reported as long-term debt in the consolidated balance sheet.

In June 2008, Continental entered into an amendment and restatement of its Bankcard Joint Marketing Agreement (the “Bankcard Agreement”) with Chase Bank USA, N.A. (“Chase”), under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase. The Bankcard Agreement provided for a payment to Continental of $413 million, of which $235 million is related to the advance purchase of frequent flyer mileage credits for the year 2016. The assets that secure the Continental Senior Secured Notes also secure, on a junior lien basis, Continental’s obligations to JPMorgan Chase and Chase with respect to the frequent flyer mileage credits. The $235 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt in the consolidated balance sheet. The liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

Convertible Debt Securities.

Following the Merger, UAL, Continental and the trustees for Continental’s 4.5% Convertible Notes, 5% Convertible Notes and 6% Convertible Junior Subordinated Debentures entered into supplemental indenture agreements which provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, will be convertible into shares of UAL common stock upon the terms and conditions specified in the indentures. For purposes of the Continental separate-entity reporting, as a result of the Continental debt becoming convertible into the stock of a non-consolidated entity, the embedded conversion options in Continental’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the carrying value of Continental’s debt, net of current maturities, on a separate-entity reporting basis as of October 1, 2010 and December 31, 2010, was $5,931 million and $5,536 million, respectively, which is $71 million and $73 million, respectively, lower than the consolidated UAL carrying values on those dates.

In addition, UAL’s contractual commitment to provide common stock to satisfy Continental’s obligation upon conversion of the debt is an embedded call option on UAL common stock that is also required to be separated and accounted for as though it is a free-standing derivative. The fair value of the indenture derivatives on a separate-entity reporting basis as of October 1, 2010 and December 31, 2010, was an asset of $520 million and $286 million, respectively. The fair value of the embedded conversion options as of October 1, 2010 and December 31, 2010, was a liability of $230 million and $164 million, respectively. The initial contribution of the indenture derivatives to Continental by UAL was accounted for as additional-paid-in-capital in Continental’s separate-entity financial statements. Changes in fair value of both the indenture derivatives and the embedded conversion options subsequent to October 1, 2010 are recognized currently in nonoperating income (expense). The decline in fair value of the indenture derivatives and the embedded conversion options during the three months ended December 31, 2010 was largely due to the conversion of Continental’s 5.0% Convertible Notes, which were redeemed with UAL shares in the fourth quarter of 2010. The net impact of the conversion of Continental’s 5.0% Convertible Notes and the adjustments to fair value of the indenture derivatives and the embedded conversion options was not material to Continental’s results of operations for the three months ended December 31, 2010.

Continental 4.5% Notes. In December 2009, Continental issued $230 million in principal amount of 4.5% Convertible Notes due 2015 (the “Continental 4.5% Notes”). The Continental 4.5% Notes, which were convertible into Continental common stock prior to the Merger, became convertible into UAL common stock at a conversion price of approximately $18.93 per share of UAL common stock. Continental does not have the option to pay the conversion price in cash. However, holders of the notes may require Continental to repurchase all or a portion of the notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

Continental 5% Notes. Continental’s $175 million 5% Convertible Notes, which were convertible into Continental common stock prior to the Merger, became convertible into UAL common stock at a conversion price of $19.0476 per share of UAL common stock. Prior to the Merger, the Continental 5% Notes were convertible into shares of Continental common stock. In the fourth quarter of 2010, Continental called the notes for redemption. The holders of substantially all of these notes exercised their right to convert their notes into shares of UAL common stock in lieu of cash redemption. During the fourth quarter of 2010, 9.2 million shares of UAL common stock were issued in connection with the conversion of these notes.

As of December 31, 2009, Continental’s 5% Convertible Notes had a principal amount, unamortized discount and net carrying amount of $175 million, $6 million and $169 million, respectively, and were convertible into shares of Continental common stock at a conversion price of $20 per share. The amount of interest expense recognized and effective interest rate for the Continental 5% Convertible Notes for the periods shown below, were as follows (in millions):

	Nine Months Ended September 30,	Year Ended December 31,
	2010	2009	2008
Contractual coupon interest	$6	$9	$9
Amortization of discount	6	12	11

Interest expense	$12	$21	$20

Effective interest rate	13%	13%	13%

6% Convertible Junior Subordinated Debentures. In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the “Trust”) of which Continental owns all the common trust securities, completed a private placement of five million 6% convertible preferred securities, called Term Income Deferrable Equity Securities or “TIDES.” The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of UAL common stock at a conversion rate of $57.14 per share of common stock (equivalent to approximately 0.875 of a share of UAL common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the Trust are 6% Convertible Junior Subordinated Debentures (the “6% Convertible Debentures”) with an aggregate principal amount of $248 million as of December 31, 2010 issued by Continental and which mature on November 15, 2030. The 6% Convertible Debentures are redeemable by Continental, in whole or in part, on or after November 20, 2003 at designated redemption prices. If Continental redeems the 6% Convertible Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the 6% Convertible Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the 6% Convertible Debentures, unless previously converted.

Taking into consideration Continental’s obligations under (i) the preferred securities guarantee relating to the TIDES, (ii) the indenture relating to the 6% Convertible Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the indenture, the declaration of trust relating to the TIDES and the 6% Convertible Debentures, Continental has fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES and (iii) the liquidation amount of the TIDES.

NOTE 15—LEASES AND CAPACITY PURCHASE AGREEMENTS

The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2010, the Company’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under capacity purchase agreements and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Operating Leases
	UAL (a), (b)	United (c)	Continental (b)
Aircraft Operating Leases
2011	$1,711	$729	$1,000
2012	1,635	687	957
2013	1,576	637	941
2014	1,503	593	910
2015	1,218	415	803
After 2015	3,234	646	2,588

	$10,877	$3,707	$7,199

Facility and Other Operating Leases
2011	$1,100	$639	$461
2012	1,077	555	522
2013	891	507	384
2014	816	449	367
2015	705	363	342
After 2015	5,988	2,545	3,443

	$10,577	$5,058	$5,519

Capital Leases (c)
2011	$368	$351	$17
2012	222	206	16
2013	211	195	16
2014	197	181	16
2015	181	165	16
After 2015	850	483	367

Minimum lease payments	$2,029	$1,581	$448

Imputed interest	(741)	(474)	(267)

Present value of minimum lease payments	1,288	1,107	181
Current portion	(252)	(249)	(3)

Long-term obligations under capital leases	$1,036	$858	$178

(a)	The operating lease payments presented above include United’s and Continental’s future payments of $28 million and $202 million, respectively, related to nonoperating aircraft as of December 31, 2010. United and Continental have 12 and 27 nonoperating aircraft subject to leases, respectively. United’s regional carrier, Express Jet, subleases aircraft from Continental; UAL operating lease payments exclude payments related to these aircraft.
(b)	For UAL and Continental, the table above does not include projected sublease income of $127 million to be received through 2015 from other operators related to aircraft that are not operated on Continental’s behalf. Continental expects such sublease income to be $29 million, $28 million, $24 million, $23 million and $23 million in each of the next five years, respectively.

(c)	As of December 31, 2010, United’s aircraft capital lease minimum payments relate to leases of 61 mainline and 38 regional aircraft and Continental’s aircraft capital lease minimum payments relate to nonaircraft assets. United’s and Continental’s imputed interest rate ranges are 3.0% to 20.0% and 3.0% to 8.4%, respectively.

Aircraft operating leases have initial terms of one to 24 years, with expiration dates ranging from 2011 through 2024. The Company has facility operating leases that extend to 2032. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost.

In 2009, United entered into multiple sale-leaseback financings with sales proceeds of $175 million and involving 19 aircraft. All of the leases were considered capital leases resulting in an increase to United’s capital lease assets and capital lease obligations. A $108 million loss on the sales was initially deferred to be recognized in future periods.

In October 2009, United amended a capacity agreement with one of its regional carriers. The amendment extended the lease terms on 40 existing aircraft and added 14 new aircraft to the amended agreement. As a result of this amendment, capital lease assets and obligations increased by $250 million.

In January 2009, United amended its lease of the Chicago O’Hare cargo facility. This amendment resulted in proceeds to United of approximately $160 million in return for United’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The proceeds were recorded as a deferred credit. This deferred credit, net of $18 million of carrying value of abandoned leasehold interests, will be amortized through 2022.

The table below summarizes the Company’s nonaircraft rent expense, net of minor amounts of sublease rentals, for the years ended December 31, (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2010	$839	$685	$154	$452
2009	644	644	—	578
2008	609	609	—	580

In addition to nonaircraft rent in the table above and aircraft rent, which is separately presented in the consolidated statements of operations, UAL had aircraft rent related to regional aircraft operating leases, which is included as part of regional capacity purchase expense in UAL’s consolidated statement of operations, of $411 million, $443 million and $413 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, UAL’s regional aircraft rent, which is included as part of regional capacity purchase expense, consisted of $393 million and $18 million related to United and Continental, respectively.

In connection with UAL Corporation’s and United’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and UAL’s and Continental’s acquisition accounting adjustments related to the Merger, lease fair value adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease fair value adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if the Company had entered into the leases at market rates. The related remaining lease terms are one to 15 years for United and one to 14 years for Continental. The lease fair value adjustments are classified within other noncurrent assets and other noncurrent liabilities, respectively, and are as follows as of December 31, 2010 (in millions):

	United	Continental
Gross deferred asset	$263	$—
Less: accumulated amortization	(155)	—
Gross deferred liability	—	(1,433)
Less: accumulated amortization	—	59

Net deferred asset (liability)	$108	$(1,374)

Regional Capacity Purchase Agreements

The Company has capacity purchase agreements (“CPAs”) with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. In exchange for the regional carriers’ operation of the flights and performance of other obligations under the CPAs, we have agreed to pay the regional carrier a pre-determined rate, subject to annual inflation adjustments (capped at 3%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse the regional carrier for various pass-through expenses (with no margin or mark-up) related to the flights, including aviation insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s and Continental’s CPAs are for 295 and 252 regional aircraft, respectively, and the United and Continental CPAs have terms expiring through 2024 and 2021, respectively. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those leased from third party lessors and operated by the regional carriers.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. Continental’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) that inflation is projected to be between 1.5% and 2.2% per year. Based on these assumptions as of December 31, 2010, our future payments through the end of the terms of our CPAs are presented in the table below. These amounts exclude variable pass-through costs such as fuel and landing fees, among others.

(In millions)	UAL	United	Continental
2011	$1,707	$908	$799
2012	1,622	840	782
2013	1,557	791	766
2014	1,403	677	726
2015	1,286	619	667
After 2015	4,080	1,550	2,530

	$11,655	$5,385	$6,270

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s and Continental’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2011 would result in a corresponding increase or decrease in cash obligations under the CPAs of approximately $478 million (8.2%) and $77 million (9.6%), respectively.

NOTE 16—VARIABLE INTEREST ENTITIES

Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the fair value of the entity’s net assets exclusive of variable interests. Variable interest entities (“VIEs”) can arise from items such as lease agreements, loan arrangements, guarantees or service contracts. An entity is a VIE if (a) the entity lacks sufficient equity or (b) the entity’s equity holders lack power or the obligation and right as equity holders to absorb the entity’s expected losses or to receive its expected residual returns. Therefore, if the equity owners as a group do not have the power to direct the entity’s activities that most significantly impact its economic performance, the entity is a VIE.

If an entity is determined to be a VIE, the entity must be consolidated by the primary beneficiary. Under new accounting standards applicable in 2010, the primary beneficiary is the holder of the variable interests that has the power to direct the activities of a VIE that (i) most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. Prior to 2010, the determination of the primary beneficiary was based on projected cash flows at the inception of the variable interests. Therefore, the Company must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities.

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 11 United mainline jet aircraft and 75 Continental mainline jet aircraft contain a fixed-price purchase option that allow United and Continental to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering substantially all of Continental’s 256 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. The Company has not consolidated the related trusts because, even taking into consideration these purchase options, the Company is still not the primary beneficiary. The Company’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 15.

Airport Leases. Continental is the lessee of real property under long-term leases at a number of airports where it is also the guarantor of approximately $1.7 billion of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning VIEs. To the extent Continental’s lease and related guarantee are with a separate legal entity other than a governmental entity, Continental is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option or similar feature as discussed above. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $190 million of these obligations are accounted for as capital leases.

Subsidiary Trust. Continental has a subsidiary trust that has mandatorily redeemable preferred securities outstanding with a liquidation value of $248 million. The trust is a VIE because Continental has a limited ability to make decisions about its activities. However, Continental is not the primary beneficiary of the trust. Therefore, the trust and the mandatorily redeemable preferred securities issued by the trust are not reported in Continental’s balance sheets. Instead, Continental reports its 6% Convertible Junior Subordinated Debentures held by the trust as long-term debt and interest on these notes is recorded as interest expense for all periods presented in the accompanying financial statements.

EETCs. The Company evaluated whether the pass-through trusts formed for its EETC financings, treated as either debt or aircraft operating leases, are VIEs required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. Based on the Company’s analysis as described below, the Company determined that it does not have a variable interest in the pass-through trusts.

The primary risk of the pass-through trusts is credit risk (i.e. the risk that United or Continental, the issuer of the equipment notes, may be unable to make its principal and interest payments). The purpose of the pass-through trusts is to enhance the credit worthiness of the Company’s debt obligation through certain bankruptcy protection provisions, a liquidity facility (in certain of the EETC structures) and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower the Company’s total borrowing cost. The other purpose of the pass-through trusts is to receive principal and interest payments on the equipment notes purchased by the pass-through trusts from the Company and remit these proceeds to the pass-through trusts’ certificate holders.

The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, the Company has an obligation to make its interest and principal payments on their equipment notes held by the pass-through trusts. The Company was not intended to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

See Note 17 for a discussion of the Company’s fuel consortia guarantees and United’s municipal bond guarantees.

NOTE 17—COMMITMENTS AND CONTINGENCIES

General Guarantees and Indemnifications. In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities under which the Company typically indemnifies the lessors and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

Legal and Environmental Contingencies. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations.

The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy protection, and the limitation of claimants’ recoveries to insurance proceeds.

Trans-Atlantic Joint Venture. In December 2010, pursuant to antitrust immunity approval granted by the DOT, United, Continental, Air Canada and Lufthansa executed a revenue-sharing joint venture agreement covering transatlantic routes. The joint venture is expected to deliver highly competitive flight schedules, fares and service. The European Commission, which has been conducting a parallel review of the competitive effects of the joint venture, similar to the DOT’s review, has not yet completed its review. The joint venture has a revenue sharing structure that results in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or “baseline,” which is reset annually. The payments are calculated on a quarterly basis and subject to a cap. In the fourth quarter of 2010, upon executing the joint venture agreement, United and Continental recorded charges to other operating expense of $65 million each related to their revenue sharing obligations for the first three quarters of 2010.

Contingent Senior Unsecured Notes. UAL would be obligated under an indenture to issue to the PBGC up to $500 million aggregate principal amount of 8% Notes if certain financial triggering events occur. The 8% Notes would be issued to the PBGC in up to eight equal tranches of $62.5 million (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods will end with the fiscal year ending December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes.

Other Contingencies. United is a party to a multiyear technology services agreement and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

Commitments. The table below summarizes the Company’s commitments as of December 31, 2010, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions).

	UAL	United	Continental
2011	$422	$225	$197
2012	1,082	119	963
2013	765	71	694
2014	988	95	893
2015	1,642	372	1,270
After 2015	7,494	6,834	660

	$12,393	$7,716	$4,677

United Aircraft Commitments

As of December 31, 2010, United had firm commitments to purchase 25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft for delivery from 2016 through 2019. United also has purchase options for 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft. United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, there is no guarantee that United will be able to obtain any or all of the backstop financing, or any other financing, for the aircraft and engines on acceptable terms when necessary.

Continental Aircraft Commitments

As of December 31, 2010, Continental had firm commitments to purchase 75 new aircraft (50 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2011 through 2016. Continental is currently scheduled to take delivery of four Boeing 737 aircraft in 2011. Continental also has options to purchase 94 additional Boeing aircraft.

As discussed in Note 14, Continental does not have backstop financing or any other financing currently in place for most of the Boeing aircraft on order. Further financing will be needed to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing or any other financing not already in place for aircraft deliveries will be available to Continental when needed on acceptable terms or at all.

Credit Card Processing Agreements.

United and Continental have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of United’s and Continental’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that United and Continental maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which United and Continental have not yet provided the air transportation (referred to as “relevant advance ticket sales”).

United’s credit card processing agreement with Paymentech and JPMorgan Chase contains a cash reserve requirement, determined based on the amount of unrestricted cash held by United as defined under the Amended Credit Facility. If United’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if United’s unrestricted cash balance is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required% of Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

Based on United’s December 31, 2010 unrestricted cash balance, United was not required to provide cash collateral above the current $25 million reserve balance.

Under United’s credit card processing agreement with American Express, in addition to certain other risk protections provided to American Express, United is required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required% of Net Current Exposure (b)
Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.
(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The agreement with American Express permits United to provide certain replacement collateral in lieu of cash collateral, as long as United’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties. Based on United’s restricted cash balance at December 31, 2010, United was not required to provide any reserves under this agreement.

Continental’s credit card processing agreement with JPMorgan Chase and affiliates of JPMorgan Chase contains financial covenants that require, among other things, that Continental post additional cash collateral if it fails to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody’s and Standard & Poor’s, respectively. If the minimum debt ratings are not maintained, Continental’s required reserve will be 30% of relevant advance ticket sales. Additional reserve requirements are summarized in the table below.

If Continental’s unrestricted cash balance is at, or more than, $2.0 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if Continental’s unrestricted cash balance is less than $2.0 billion or certain lower minimum cash amounts, its required reserve will increase to stated percentages of relevant advance ticket sales that could be significant. Based on Continental’s December 31, 2010 unrestricted cash balance, Continental was not required to provide cash collateral above the current $25 million reserve balance.

Under the terms of Continental’s credit card processing agreement with American Express, if a covenant trigger under the JPMorgan Chase processing agreement requires them to post additional collateral under that agreement, they would be required to post additional collateral under the American Express processing agreement. The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card. The percentage for purposes of this calculation is the same as the percentage applied under the JPMorgan Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

The following table summarizes required reserves if the minimum thresholds in Continental’s JPMorgan Chase and American Express agreements are not maintained:

Unrestricted cash, cash equivalents, and short-term investments balance	Minimum ratio of unrestricted cash, cash equivalents and short- term investments to current liabilities	Required% of Relevant Advance Ticket Sales
Less than $2.0 billion	N/A	15%
Less than $1.75 billion	N/A	25%
Less than $1.4 billion	Less than 0.25 to 1.0	50	% (a)
Less than $1.0 billion	Less than 0.22 to 1.0	100	% (a)

(a)	Reserve percentage applies if either of the minimum thresholds is not maintained.

An increase in the future reserve requirements and the posting of a significant amount of cash collateral as provided by the terms of any of the Company’s material credit card processing agreements could materially reduce the Company’s liquidity.

Guarantees and Off-Balance Sheet Financing.

Fuel Consortia. The Company participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2010, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2010, UAL’s contingent exposure was approximately $276 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2010, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $212 million and $64 million, respectively. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2040. The Company did not record a liability at the time these indirect guarantees were made.

Guarantees. United has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless United elects not to extend its equipment and ground lease in which case the bonds are due in 2023. The bonds were issued in two tranches—approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The related lease obligation is accounted for as an operating lease with the associated expense recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032, and is included in our lease commitments disclosed in Note 15.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2010, UAL had $3.3 billion of floating rate debt (consisting of United’s $2.3 billion and Continental’s $1.0 billion of floating rate debt) and $483 million of fixed rate debt (consisting of United’s $233 million and Continental’s $250 million of fixed-rate debt), with remaining terms of up to ten years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $3.7 billion (consisting of United’s $2.6 billion and Continental’s $1.1 billion of carrying value), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $95 million at December 31, 2010, and a final scheduled maturity in 2015. If US Airways defaults on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated. See Note 16 for information related to Continental guarantees associated with certain of its airport leases.

Labor Negotiations. As of December 31, 2010, UAL and its subsidiaries had approximately 86,000 active employees, of whom approximately 72% were represented by various U.S. labor organizations. United and Continental had approximately 82% and 60%, respectively, of their active employees represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United has filed for mediation assistance in conjunction with four of its six unions-the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants-Communication Workers of America (“AFA”), the International Association of Machinists (“IAM”) and the Aerospace Workers and the Professional Airline Flight Control Association. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not stipulate filing for mediation.

In March 2010, Continental reached a tentative agreement on a new four-year labor contract with the union that represents its dispatchers, which was ratified in April 2010. In September 2010, Continental reached a tentative agreement on a new labor contract with the union that represents its aircraft maintenance technicians and related employees, which was ratified in November 2010. Continental negotiated a collective bargaining agreement with the Teamsters covering its fleet service employees in November 2010 which was ratified in December 2010. In January 2011, Continental reached a tentative agreement on a new labor contract with the union that represents its flight attendants. The agreement is scheduled for a ratification vote, the results of which are expected to be announced on or around February 26, 2011.

After the Company’s May 2010 merger announcement, ALPA opted to suspend negotiations at both United and Continental to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations for the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing. In December 2010, ALPA and the Company jointly applied to the NMB for mediation assistance for the pilots and flight instructors.

In January 2011, the IAM filed an application seeking single-carrier findings by the NMB for purposes of union representation covering fleet service employees at Continental and ramp service employees at United. Also in January 2011, the AFA announced that it had filed a similar request with the NMB for purposes of union representation for United and Continental flight attendants. The Company anticipates that other applications will be filed by various unions covering smaller groups of employees. If the NMB determines that United and Continental are considered a single carrier, the relevant employees may vote with respect to union representation. Until elections occur, the incumbent unions will continue to represent those employee groups who are currently represented.

The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

NOTE 18—STATEMENT OF CONSOLIDATED CASH FLOWS—SUPPLEMENTAL DISCLOSURES

Supplemental disclosures of cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2010
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$600	$489	$111	$210
Income taxes	(16)	(16)	—	1
Non-cash transactions:
Redemption of Continental’s 5% Convertible Notes with UAL common stock	$175	$—	$175	$—
Property and equipment acquired through issuance of debt and capital leases	98	—	98	465
Restricted cash collateral returned on derivative contracts	(45)	(45)	—	—
Interest paid in kind on UAL 6% Senior Notes	35	35	—	—

2009
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$411	$411		$326
Income taxes	(11)	(11)		1
Non-cash transactions:
Property and equipment acquired through issuance of debt and capital leases	$183	$183		$402
Capital lease assets and obligations recorded due to lease amendment	250	250		—
Restricted cash received as collateral on derivative contracts	49	49		—
Interest paid in kind on UAL 6% Senior Notes	33	33		—
Current operating payables reclassified to long-term debt due to supplier agreement	49	49		—

2008
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$412	$412		$365
Income taxes	3	3		5
Non-cash transactions:
Conversion of mandatorily convertible preferred stock to UAL common stock	$374	$374		$—
Property and equipment acquired through issuance of debt and capital leases	281	281		1,014
Reduction of debt in exchange for sale of frequent flyer miles	—	—		(38)
Interest paid in kind on UAL 6% Senior Notes	31	31		—
Receivable from unsettled stock sales as of December 31, 2008	15	15		—

NOTE 19—ADVANCED PURCHASE OF MILES

United

In September 2008, UAL and United amended certain terms of its agreement with their co-branded credit card partner (the “Amendment”). In connection with the Amendment, United sold $500 million of pre-purchased miles to its co-branded credit card partner and extended the term of the agreement to December 31, 2017. As part of the Amendment, the co-branded credit card partner cannot use certain of the pre-purchased miles for issuance to its cardholders prior to 2011; accordingly, the portion of miles that cannot be redeemed within one year is classified as “Advanced purchase of miles” in the non-current liabilities section of UAL’s and United’s financial statements. The Amendment specifies the maximum amount of the pre-purchased miles that the co-branded credit card partner can award to its cardholders each year from 2011 to 2017.

United has the right, but is not required, to repurchase the pre-purchased miles from its co-branded credit card partner during the term of the agreement. The Amendment contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as United’s insolvency, bankruptcy false representations or other material breaches.

The Amendment requires that our co-branded credit card partner make annual guaranteed payments to United between 2008 and 2017. Between 2008 and 2012, our co-branded credit card partner’s annual guaranteed payment is satisfied through the purchase of a specified minimum number of miles. Afterwards, our co-branded credit card partner’s annual guaranteed payment is satisfied through awarding pre-purchased miles, purchasing miles and through other contractual payments. Between 2008 and 2012, our co-branded credit card partner is allowed to carry forward those miles purchased subject to the annual guarantee that have not been awarded to its cardholders. Any miles carried forward subject to this provision will result in a net increase to our “Advance purchase of miles” deferred revenue in our consolidated balance sheets.

In connection with the Amendment, United received a payment of $100 million in exchange for the extension of the license previously granted to its co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. This amount is reflected as Mileage Plus deferred revenue in the UAL and United financial statements and is being recorded as other operating revenue over the period the fees are earned.

As part of the Amendment, United granted its co-branded credit card partner a first lien in specified Mileage Plus assets and a second lien on those assets that are provided as collateral under our Amended Credit Facility. See Note 14 for additional information regarding these assets. The Amendment may be terminated by either party upon the occurrence of certain events as defined, including but not limited to a change in law that has a material adverse impact, insolvency of one of the parties, or failure of the parties to perform their obligations. The security interest is released if United repurchases the full balance of the pre-purchased miles or United achieves a certain fixed charge coverage ratio. As described in Note 3, a modification of this contract, which may be necessary, in light of the Merger, would require the application of new accounting guidance, which may result in materially different revenue recognition.

Continental also has an advanced purchase of miles agreement with the same credit card partner. However, the United and Continental agreements have different terms, which required different accounting treatment. Continental’s agreement has certain repayment provisions (not present in United’s agreement) which requires Continental to account for the advanced purchase of miles as debt. See Note 14 for additional information.

NOTE 20—RELATED PARTY TRANSACTIONS

United and Continental

United and Continental participate in extensive code sharing, frequent flyer reciprocity and other cooperative activities. The other cooperative activities are considered normal to the daily operations of both airlines. As a result of these other cooperative activities, Continental paid United $18 million and United paid

Continental $8 million in the fourth quarter of 2010. There were no material intercompany receivables or payables between United and Continental as of December 31, 2010. These payments do not include interline billings, which are common among airlines for transportation-related services.

United

During 2009, UAL contributed cash of $559 million to United consisting of the net proceeds that UAL generated from UAL equity and debt issuances in 2009. In 2008, United contributed cash of $257 million to UAL for use in UAL’s payment of its January 2008 special distribution to its common stockholders. In addition, during 2008, UAL contributed cash and other assets to United totaling $173 million, the majority of which related to proceeds UAL had generated from the sale of its common stock.

NOTE 21—MERGER-RELATED COSTS AND SPECIAL CHARGES

For the years ended December 31, merger-related costs and special charges consisted of the following (in millions):

2010	UAL	United	Continental Successor	Continental Predecessor
Merger costs:
Merger-related costs	$144	$114	$30	$10
Salary and severance related	249	111	138	—
Integration-related costs	171	138	33	19

	564	363	201	29
Aircraft impairments	136	136	—	6
Intangible asset impairment	29	29	—	—
Other	4	4	—	12

	733	532	201	47
Goodwill impairment credit	(64)	(64)	—	—

Total	$669	$468	$201	$47

2009
Intangible asset impairments	$150	$150		$12
Aircraft impairments	93	93		89
Pension settlement charges (Note 9)	—	—		29
Municipal bond litigation	27	27		—
Lease termination and other	104	104		15

Total	$374	$374		$145

2008
Goodwill impairment	$2,277	$2,277		$—
Intangible asset impairments	64	64		—
Pre-delivery advance deposits including related capitalized interest	105	105		—
Aircraft, spare engines and parts, and other impairments	145	145		40

Other impairments	314	314		40
Pension settlement charges (Note 9)	—	—		52
Severance	—	—		34
Route impairment	—	—		18
Lease termination and other	25	25		37

Total other impairments and other charges	339	339		181

Total	$2,616	$2,616		$181

UAL, United and Continental

Merger-related costs

Merger-related costs include charges related to the planning and execution of the Merger, including costs for items such as financial advisor, legal and other advisory fees. Salary and severance related costs are primarily associated with administrative headcount reductions and compensation costs related to the Merger. Integration-related costs include costs to terminate certain service contracts that will not be used by the combined company, costs to write-off system assets that are no longer used or planned to be used by the combined company, and payments to third-party consultants to assist with integration planning and organization design. See Note 1 for additional information related to merger-related costs.

UAL and United

Aircraft impairments

The aircraft impairments summarized in the table above for 2010, 2009 and 2008 relate to United’s nonoperating Boeing 737 and Boeing 747 aircraft which declined in value, as older less fuel efficient models became less valuable with increasing fuel costs. The carrying values of these nonoperating aircraft were reduced to estimated fair values. During the first quarter of 2010, the Company also estimated that certain of its aircraft-related assets were fully impaired resulting in a charge of $16 million. In addition, the Company reviewed its Boeing 737 fleet for impairment in 2008. See Note 12 for additional information related to the use of fair values in impairment testing.

Pre-delivery advance deposit impairment

Due to the unfavorable economic and industry factors described above, the Company determined in 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. United determined that these aircraft deposits were completely impaired and wrote off their full carrying value as management determined that it is highly unlikely it will take these future aircraft deliveries and, therefore, United would be required to forfeit the deposits, which are not transferable based on existing contract terms.

Intangible asset impairments

During 2010, the U.S. and Brazilian governments reached an open skies aviation agreement that removed the restriction on the number of flights into Sao Paulo by October 2015. As a result of these changes, United recorded a $29 million non-cash charge to write-down its indefinite-lived route asset in Brazil. In 2009, United recorded $150 million impairment of its tradenames, which was primarily due to a significant decrease in expected future cash flows due to poor economic conditions. In 2008, United recorded a total $64 million impairment of tradename and code sharing agreements, which was primarily due to decreases in expected revenue. These impairments were based on estimated fair values, which were primarily developed using income methodologies, as described in Note 12.

Goodwill impairment and credit

For purposes of testing goodwill in 2008, the Company estimated the fair value of its assets and liabilities utilizing several fair value measurement techniques, including two market estimates and one income estimate, using relevant data available through and as of May 31, 2008.

Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company’s practice when performing annual goodwill impairment tests, the indicated fair value of the Company’s assets and liabilities was less than its carrying value. Therefore, the Company performed additional goodwill impairment testing and determined that goodwill was completely impaired. An impairment charge was recorded in the second quarter of 2008 to write-off the full value of goodwill.

During 2010, UAL determined that it overstated its deferred tax liabilities by approximately $64 million when it applied fresh start accounting upon its exit from Chapter 11 bankruptcy protection in 2006. Under applicable standards in 2008, this error would have been corrected with a decrease to goodwill, which would have resulted in a decrease in the amount of UAL’s 2008 goodwill impairment charge. Therefore, UAL corrected this overstatement in the fourth quarter of 2010 by reducing its deferred tax liabilities and recorded it as goodwill impairment credit in its consolidated statement of operations. The adjustment was not made to prior periods as UAL does not believe the correction is material to the current or any prior period. As the goodwill from fresh start accounting was pushed down to United, the above disclosure also applies to United.

Municipal bond litigation

United’s other charges in 2009 included a $27 million expense related to a bankruptcy matter that was finalized in 2009 as the final settlement was greater than United’s estimated obligation.

Lease termination and other

During 2009 and 2008, United incurred $104 million and $25 million, respectively, primarily for aircraft lease termination charges related to its operational plans to significantly reduce operating fleet during 2008 and 2009.

Continental Predecessor

2010

During 2010, Continental Predecessor incurred aircraft-related charges of $6 million related to Boeing 737-500 aircraft and other special charges of $12 million which primarily related to an increase in Continental’s reserve for unused facilities due to a reduction in expected sublease income for a maintenance hangar in Denver.

2009

For the year ended December 31, 2009, Continental recorded a $31 million impairment charge on the Boeing 737-300 and 737-500 fleets related to its decision in June 2008 to retire all of its Boeing 737-300 aircraft and a significant portion of its Boeing 737-500 aircraft by early 2010. Continental recorded an initial impairment charge in 2008 for each of these fleet types. The additional write-down in 2009 reflects the further reduction in the fair value of these fleet types due to the economic conditions at that time. In both periods, Continental determined that indicators of impairment were present for these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines, and simulators. Based on the evaluations, Continental determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. Continental estimated the fair values based on current market quotes and their expected proceeds from the sale of these assets.

In addition, Continental recorded $39 million of other charges for its mainline fleet, primarily related to the grounding and sale of Boeing 737-300 and 737-500 aircraft and the write-off of certain obsolete spare parts. The 737-300 and 737-500 aircraft fleets and spare parts experienced further declines in fair values during the fourth quarter of 2009 primarily as the result of additional 737 aircraft being grounded by other airlines. During 2009, Continental sold eight 737-500 aircraft to foreign buyers. Its gain on these sales was not material.

In December 2009, Continental agreed with ExpressJet to amend their capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for another carrier. These eight aircraft are subleased from

Continental and were previously flown for them under capacity purchase agreements. Continental recorded a $13 million charge based on the difference between the sublease rental and the contracted rental payments on those aircraft during the two and one-half year average initial term of the related sublease agreement.

In July 2009, Continental entered into agreements to sublease five temporarily grounded ERJ-135 aircraft to Chautauqua beginning in the third quarter of 2009. These aircraft are not operated for Continental. The subleases have terms of five years, but may be canceled by the lessee under certain conditions after an initial term of two years. Continental recorded a $6 million charge for the difference between the sublease rental income and the contracted rental payments on those aircraft during the initial term of the agreement. Continental has also temporarily grounded 25 leased 37-seat ERJ-135 aircraft. The leases on these 30 ERJ-135 aircraft expire in 2016 through 2018.

In 2009, Continental recorded a $12 million non-cash charge to write off intangible route assets related to certain Mexican and Central American locations as a result of its annual impairment analysis. Continental determined that these routes had no fair value since they are subject to “open skies” agreements and there are no other barriers to flying to these locations.

Other special charges in 2009 related primarily to an adjustment to Continental Predecessor’s reserve for unused facilities due to reductions in expected sublease income for a maintenance hangar in Denver.
2008

For the year ended December 31, 2008, aircraft-related charges of $40 million include non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets. Aircraft-related charges in 2008 also include charges for future lease costs on permanently grounded 737-300 aircraft and gains on the sale of ten Boeing 737-500 aircraft.

In conjunction with the 2008 capacity reductions, Continental Predecessor incurred $34 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence during 2008. Approximately 3,000 positions were eliminated as a result of the capacity reductions, the majority of which were implemented in September 2008.

Continental also recorded an $18 million non-cash charge in 2008 to write off an intangible route asset as a result of its decision to move all of its flights between New York Liberty and London from London Gatwick Airport to London Heathrow Airport.

In addition, Continental recorded non-cash settlement charges totaling $52 million related to lump sum distributions from its pilot-only defined benefit pension plan to pilots who retired, as discussed in Note 9.

Other special charges in 2008 relate primarily to contract settlements with regional carriers and adjustments to reserves for unused facilities.

Non-Operating Charges

In 2008, Continental recorded an expense of $125 million related to changes in the fair value of fuel derivative contracts with Lehman Brothers that were deemed ineffective after Lehman Brothers declared bankruptcy and a gain of $26 million related to the receipt of a put right covering certain of its student loan-related auction rate securities. Other-than-temporary impairment losses on investments included a loss of $60 million in 2008 to reflect the decline in the value of Continental’s student loan-related auction rate securities. Additionally, in May 2008, Continental sold all of its remaining shares of Copa Holdings, S.A. (“Copa”) Class A common stock for net proceeds of $149 million and recognized a gain of $78 million.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities
UAL (a)
Balance at December 31, 2007	$—	$—	$—
Accrual	106	20	—
Payments	(25)	(4)	—

Balance At December 31, 2008	81	16	—
Accrual	33	87	—
Payments	(69)	(20)	—

Balance at December 31, 2009	45	83	—
Liability assumed due to Merger, October 1, 2010	3	—	33
Accrual	155	(3)	—
Payments	(101)	(39)	(26)

Balance at December 31, 2010	$102	$41	$7

United (a)
Balance at December 31, 2009	$45	$83	$—
Accrual	74	(3)	—
Payments	(77)	(39)	—

Balance at December 31, 2010	$42	$41	$—

Continental
Balance at December 31, 2007	$—	$—	$8
Accrual	34	14	14
Payments	(6)	(4)	(2)

Balance At December 31, 2008	28	10	20
Accrual	5	1	10
Payments	(19)	(9)	(4)

Balance at December 31, 2009	14	2	26
Accrual (b)	84	(1)	9
Payments (b)	(38)	(1)	(28)

Balance at December 31, 2010	$60	$—	$7

(a)	United amounts for 2009 and 2008 are the same as the UAL amounts disclosed above.
(b)	Continental accrual and payment amounts for 2010 represent both Predecessor and Successor periods. Total accrual and payments in the Predecessor period were $11 million and $17 million, respectively. Total accrual and payments in the Successor period were $81 million and $50 million, respectively.

The Company’s accrual and payment activity in 2010 is primarily related to severance and other compensation expense associated with the Merger. The expected total salary-related expense is reflected in the 2010 accrual and is expected to be paid by 2011. The UAL and United accrual activity in 2009 and 2008 primarily relates to the UAL and United operational plans that included a fleet retirement of 100 aircraft and headcount reduction to match the decrease in operations. Substantially all of the expense associated with these plans was expensed and paid in 2008 and 2009, except for minor amounts of healthcare coverage to separated employees and future rent on permanently grounded aircraft.

In addition to the accruals activity presented above, UAL and United recorded accruals related to UAL Corporation’s emergence from Chapter 11 bankruptcy protection in 2006. As of December 31, 2008 and 2007, this bankruptcy-related reserve had a balance of $96 million and $98 million, respectively. During 2009, the restructuring accruals were finalized with payments of $58 million, expense accrual adjustments of $29 million, and reclassifications of $67 million. These reclassifications primarily relate to lease settlements that are being amortized over amended lease terms.

Due to extreme fuel price volatility, tight credit markets, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2010
Operating revenues	$4,241	$5,161	$5,394	$8,433
Income (loss) from operations	69	434	535	(82)
Net income (loss)	(82)	273	387	(325)
Basic earnings (loss) per share	(0.49)	1.62	2.30	(1.01)
Diluted earnings (loss) per share	(0.49)	1.29	1.75	(1.01)

2009
Operating revenues	$3,691	$4,018	$4,433	$4,193
Income (loss) from operations	(282)	107	88	(74)
Net income (loss)	(382)	28	(57)	(240)
Basic and diluted earnings (loss) per share	(2.64)	0.19	(0.39)	(1.44)

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items:

UAL	Quarter Ended
(In millions)	March 31	June 30	September 30	December 31
2010
Operating earnings:
Merger-related costs	$—	$28	$44	$493
Asset impairments	17	73	22	53
Lease termination and other special items	1	5	(3)	—
Goodwill impairment credit	—	—	—	(64)

Total merger-related costs and special charges in operating income (loss)	$18	$106	$63	$482

Non-cash fuel hedge mark-to-market (gains) losses	$(31)	$37	$12	$14
Frequent flyer accounting change (Note 2(h))	$64	$75	$65	$45

2009
Operating earnings:
Asset impairments	$110	$40	$19	$74
LAX municipal bond litigation	—	27	—	—
Lease termination and other special items	9	21	24	50

Total special charges in operating income (loss)	$119	$88	$43	$124

Fuel hedge mark-to-market:
Non-cash MTM fuel hedge gains	$(191)	$(305)	$(25)	$(65)
Non-operating non-cash MTM fuel hedge gains	(72)	(135)	(34)	(38)

See Note 21 for further discussion of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL, United and Continental to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of December 31, 2010, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2010

Except as set forth below, during the three months ended December 31, 2010, there was no change in UAL’s, United’s or Continental’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

On October 1, 2010, UAL and Continental completed the Merger transaction. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute Merger integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

Chicago, Illinois

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2011

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2011

To the Stockholder of United Air Lines, Inc.

Chicago, Illinois

The management of United Air Lines, Inc. (“United”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). United’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of United’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by United’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit United to provide only management’s report in this annual report.

Continental Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2011

To the Stockholder of Continental Airlines, Inc.

Chicago, Illinois

The management of Continental Airlines, Inc. (“Continental”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Continental’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including Continental’s Chief Executive Officer and Chief Financial Officer, Continental conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Continental’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of Continental’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Continental’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit Continental to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

2008 Incentive Compensation Plan and Incentive Plan 2010

On February 17, 2011, the Board of Directors of UAL (the “Board”) approved merger-related amendments to certain UAL Corporation and Continental Predecessor incentive plans. The UAL Corporation 2008 Incentive Compensation Plan was amended to change the name of such plan to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) and to reflect the listing of UAL’s common stock on the New York Stock Exchange. The Continental Airlines, Inc. Incentive Plan 2010 was amended to change the name of such plan to the United Continental Holdings, Inc. Incentive Plan 2010 (the “Incentive Plan 2010”), to change the sponsor of such plan to UAL and to change the shares subject to such plan from those of Continental to shares of UAL common stock. The number of shares available for issuance under the Incentive Plan 2010 and various other share limitations under such plan were also adjusted based on the exchange ratio that applied in connection with the Merger.

Annual Incentive Program

On February 17, 2011, the Compensation Committee of the Board (the “Compensation Committee”) adopted the United Continental Holdings, Inc. Annual Incentive Program (the “AIP”), effective January 1, 2011, and the form of Annual Incentive Award Notice to be used to make awards under the AIP to officers of UAL or any subsidiary of UAL. The AIP is an annual cash incentive plan adopted under the Incentive Plan 2010. In order for a payment to be made under the AIP with respect to a fiscal year, (i) the Company’s pre-tax income for the fiscal year must meet or exceed the entry level pre-tax income established by the Compensation Committee for such fiscal year and (ii) a payment must have been made (or will be made) under the Company’s broad-based profit sharing plan for such fiscal year. The amount of an annual incentive payment under the AIP is equal to a percentage of the participant’s annual base salary, which percentage varies based on the level of pre-tax income achieved by the Company for the fiscal year. Payments earned under the AIP for a fiscal year will be made to participants in a lump-sum by March 15 of the year following the end of such fiscal year.

Generally, except as otherwise provided in a participant’s employment or transition agreement, a participant in the AIP must remain continuously employed from the date the participant received an award for a fiscal year through the last day of such fiscal year in order to receive a payment with respect to the award. However, if a participant’s employment is terminated by reason of death or disability, then, except as otherwise provided in the participant’s employment agreement, such participant’s award for the fiscal year during which such termination occurs will be paid on a pro-rated basis (based on the number of days of participation in the AIP during that fiscal year and assuming achievement of the target level of pre-tax income) within 30 days following the participant’s death or disability.

If a change of control of UAL occurs during a fiscal year, then a pro-rata portion (based on the number of days of participation in the AIP for such fiscal year through the date of the change of control and assuming achievement of a change of control level of pre-tax income pre-established by the Compensation Committee for such fiscal year) of the participants’ payments under the AIP for such fiscal year will be paid to each participant on or before March 15 of the year following the end of such fiscal year.

In general, and subject to limited exceptions set forth in the AIP, the Compensation Committee has the right to reduce or eliminate a payment under the AIP for a fiscal year that would otherwise be payable if the Compensation Committee determines that such reduction or elimination is appropriate based on UAL’s level of unrestricted cash and cash available under unused credit lines as of the end of such fiscal year; provided, however, that any such reduction or elimination shall apply in a uniform manner to all participants who are otherwise entitled to receive a payment under the AIP with respect to such fiscal year.

Performance-Based RSU Program and Long-Term Relative Performance Program

On February 17, 2011, the Compensation Committee adopted the United Continental Holdings, Inc. Performance-Based RSU Program (the “RSU Program”) and the United Continental Holdings, Inc. Long-Term

Relative Performance Program (the “RPP,” and, together with the RSU Program, the “Long-Term Programs”), each effective January 1, 2011, and the forms of Performance-Based RSU Award Notice and Long-Term Relative Performance Award Notice to be used to make grants to officers of UAL or a subsidiary under the RSU Program and the RPP, respectively. The RSU Program was adopted under the 2008 Incentive Plan and the RPP was adopted under the Incentive Plan 2010.

Each restricted stock unit (“RSU”) under the RSU Program represents the right to receive a cash payment at the end of a three-year performance period based on the then fair market value of UAL common stock (which fair market value is determined based on an average closing price over 20 trading days at the end of the period) provided that UAL’s return on invested capital (“ROIC”) meets or exceeds the entry level ROIC set by the Compensation Committee. The number of RSUs that become vested under the RSU Program increases as the Company’s ROIC for the performance period exceeds the entry level ROIC. The Compensation Committee may, in its discretion, establish a maximum payment amount with respect to each RSU that becomes vested with respect to a performance period. Payments earned under the RSU Program for a performance period will be made to participants in a lump sum by March 15 of the year following the end of the three-year performance period.

Awards under the RPP are paid in cash at the end of a three-year performance period if the Company achieves a minimum level of performance with regard to its cumulative pre-tax margin (which is generally equal to the Company’s pre-tax income over the performance period divided by its revenues over such period) as compared to the cumulative pre-tax margin achieved by the Company’s peer group (which is generally equal to the peer companies’ aggregate pre-tax income over the performance period divided by the peer companies’ aggregate revenues over such period). The amount of the payment under the RPP is generally based on a percentage of a participant’s annual base salary, which percentage varies in relation to the Company’s performance compared to its peer group. The RPP provides that the Company’s peer group for this purpose initially includes AMR Corporation, Delta Air Lines Inc., US Airways Group, Inc., Southwest Airlines Co., JetBlue Airways Corporation, and Alaska Air Group, Inc.; provided, however, that the peer group is subject to potential change in accordance with the terms of the RPP. Payments earned under the RPP for a performance period will be made to participants in a lump sum by March 15 of the year following the end of the three-year performance period.

Generally, except as otherwise provided in a participant’s employment agreement, a participant in a Long-Term Program must remain continuously employed from the date the participant received an award for a performance period through the last day of such performance period in order to receive a payment with respect to the award. However, if a participant retires during the performance period, then the participant will receive a pro-rata payment of the award (based on the number of days of participation in the Long-Term Program through the date of retirement) if and when actively employed participants receive payments based on the Company’s actual performance results. Further, if a participant dies or becomes disabled during a performance period then, except as otherwise provided in the participant’s employment agreement, a pro-rata portion of the award (based on the number of days of participation in the Long-Term Program during the performance period and assuming achievement of the target level of performance) will be paid as soon as possible following the participant’s death or disability.

In the event a change of control of the Company occurs during a performance period, the performance goal under the Long-Term Program for such performance period will be deemed to be achieved at the change of control level (as pre-established by the Compensation Committee for such performance period) and, except as otherwise provided in a participant’s employment agreement, those participants who remain employed by the Company or a subsidiary until the end of the performance period will receive full payment of the award at that level. Retirement eligible participants will receive pro-rated payments after each year during the performance period. Except as otherwise provided in a participant’s employment agreement, any participant who experiences a qualifying event (which is generally a termination of employment under circumstances entitling the participant to a cash severance payment) or who terminates employment by reason of death, disability or retirement following a change of control and before the end of the performance period during which the change of control occurs will receive a pro-rata payment of the award (based on the number of days of participation in the Long-Term Program during such performance period) no later than March 15 of the year following the year during which such event occurred.

In general, and subject to limited exceptions set forth in the Long-Term Programs, the Compensation Committee has the right to reduce or eliminate a payment under a Long-Term Program that would otherwise be payable if the Compensation Committee determines that such reduction or elimination is appropriate based on the Company’s level of unrestricted cash and cash available under unused credit lines as of the end of the performance period; provided, however, that any such reduction or elimination shall apply in a uniform manner to all participants who are otherwise entitled to receive a payment under the Long-Term Program with respect to that performance period.

Restricted Share Awards

On February 17, 2011, the Compensation Committee approved a form of Restricted Share Award Notice that will be used to grant restricted shares under the 2008 Incentive Plan. These restricted shares will vest over time, subject to the employee’s continued employment with the Company or its subsidiaries from the date of grant through each vesting date (except as otherwise provided by the Compensation Committee or as provided in the 2008 Incentive Plan or the employee’s employment agreement). The Restricted Share Award Notice shall provide the specific vesting schedule for each grant of restricted shares.

Notwithstanding the vesting schedule that will be included in a Restricted Share Award Notice, if the employee remains continuously employed by the Company or an affiliate from the date of grant until the date upon which a qualifying event (which is generally a termination of employment within two years following a change of control of the Company under circumstances entitling the employee to a cash severance payment) occurs, then on the date of such qualifying event the employee’s rights with respect to all restricted shares that are not then vested will become vested and all restrictions on such restricted shares will lapse. Further, if the employee’s employment is terminated by reason of death or disability, then, except as otherwise provided in the employee’s employment agreement, all restricted shares that are not then vested will fully vest. The holder of restricted shares will be eligible to receive any dividends or other distributions paid or distributed with respect to the restricted shares at the time the restricted shares vest, if at all.

Merger Performance Incentive Awards

On February 17, 2011, the Compensation Committee approved the form of Merger Performance Incentive Award Notice to be used to make grants of restricted stock units (the “Merger Incentive RSUs”) under the 2008 Incentive Plan. These awards will represent a one-time grant of restricted stock units intended to provide incentives related to the achievement of performance goals arising out of the integration of the operations of United and Continental.

Each Merger Incentive RSU represents the right to receive a cash payment upon achievement of the related performance goal based on the then fair market value of a share of UAL’s common stock (which fair market value is determined based on an average closing price over 20 trading days immediately preceding the time of achievement of such goal). Vesting of a portion of the Merger Incentive RSUs is based on achievement of certain milestones that have been set by the Compensation Committee (including integration of customer loyalty programs, integration of reservation systems, ratification of new joint collective bargaining agreements, and obtaining a single operating certificate from the FAA). Vesting of the remainder of the Merger Incentive RSUs is based on achievement of revenue and cost synergies over a three-year performance period ending on December 31, 2013. As a general matter, each tranche of the Merger Incentive RSUs will vest and will be paid in cash to the recipients following the achievement of the performance goal for such tranche; provided that the tranche relating to the achievement of revenue and cost synergies will vest and be paid after the three-year performance period depending on the synergies achieved during such period. The number of Merger Incentive RSUs that become vested depends on the timing and/or level of achievement of the related performance goals. In no event will the payment with respect to a vested Merger Incentive RSU exceed a maximum amount to be established by the Compensation Committee at the time of grant.

Generally, except as otherwise provided in a recipient’s employment agreement, a recipient of Merger Incentive RSUs must remain continuously employed from the date of receipt of such award through the relevant vesting date for a tranche in order to receive payment with respect to the award for that tranche. If a recipient dies or becomes disabled during a performance period for a tranche of Merger Incentive RSUs, then, except as otherwise provided in the recipient’s employment agreement, the recipient will become vested and receive payment with respect to a pro-rata portion of the Merger Incentive RSUs included in such tranche (assuming targeted level of performance) as determined in accordance with the Merger Performance Incentive Award Notice. In the event a change of control of UAL occurs during the relevant performance period for a tranche of the Merger Incentive RSUs, a pro-rated portion of the Merger Incentive RSUs included in such tranche will vest (assuming targeted level of performance) and be paid out as determined in accordance with the Merger Performance Incentive Award Notice.

In general, and subject to limited exceptions set forth in the Merger Performance Incentive Award Notice, the Compensation Committee has the right to reduce or eliminate a payment under the Merger Performance Incentive Award Notice that would otherwise be payable if the Compensation Committee determines that such reduction or elimination is appropriate based on UAL’s level of unrestricted cash and cash available under unused credit lines as of the time of achievement of the performance goal; provided, however, that any such reduction or elimination shall apply in a uniform manner to all participants who are otherwise entitled to receive payments under corresponding provisions of their respective Merger Performance Incentive Award Notices.

PBGC

After the May 2010 announcement of the Merger agreement, the Pension Benefit Guaranty Corporation (the “PBGC”) requested certain information from Continental to assess the Merger’s impact on Continental’s qualified defined benefit programs (the “PBGC Information Request”). Subsequently, shortly before the closing of the Merger, the PBGC took the position that the Merger would constitute a “Fundamental Change” under the indenture (the “PBGC Indenture”) governing UAL’s 6% Senior Notes due 2031 held by PBGC (the “6% Senior Notes”), which would require UAL to offer to redeem the $597 million outstanding principal amount of the 6% Senior Notes at par, payable in cash or shares of UAL common stock. UAL strongly believes, based on the language of the PBGC Indenture, market practice and relevant statutes and case law, that the Merger did not constitute a “Fundamental Change” under the PBGC Indenture and that the PBGC’s position is without merit. In the unlikely event that the PBGC were to prevail in its position that the Merger constituted a “Fundamental Change”, the redemption of the 6% Senior Notes could require the prepayment of amounts outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013, which aggregated $2.2 billion principal amount as of December 31, 2010. UAL believes that, if such redemption were required, UAL has adequate liquidity to satisfy such obligations and that new financings could be arranged substantially replacing the amounts prepaid, although potentially on not as favorable terms.

On September 30, 2010, the PBGC, UAL and Continental entered into a standstill agreement providing that, on or before January 31, 2011, they will not initiate any court or administrative proceeding regarding Continental’s qualified defined benefit programs or the 6% Senior Notes, in each case as they relate to the consummation of the Merger, or to assert in any court or administrative proceeding that the Merger did or did not constitute a “fundamental change” under the PBGC Indenture. In addition, the PBGC and Continental agreed on a schedule for providing the information requested by the PBGC relating to Continental’s qualified defined benefit programs. The parties also agreed to use commercially reasonable efforts to resolve their disagreements with respect to the PBGC Indenture and the production of information by Continental. Continental provided to the PBGC the information that the PBGC requested and, although the standstill agreement has expired, the parties continue to try to resolve these matters. UAL cannot predict any further action that may be taken by the PBGC. Although there can be no assurance as to any particular outcome, UAL believes that these matters will be resolved in a manner that will not have a material adverse effect on its consolidated financial position or results of operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2011 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 48. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL, United and Continental since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental. Mr. Bonds joined Continental in 1995.

James E. Compton. Age 55. Mr. Compton has been Executive Vice President and Chief Revenue Officer of UAL, United and Continental since October 2010. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President—Marketing of Continental. Mr. Compton joined Continental in 1995.

Jeffrey T. Foland. Age 40. Mr. Foland has been Executive Vice President of UAL, United and Continental and President of Mileage Plus Holdings, LLC since October 2010. From January 2009 to September 2010, Mr. Foland served as Senior Vice President Worldwide Sales and Marketing of United. From September 2006 to January 2009, Mr. Foland served as Senior Vice President Worldwide Sales of United. From January 2005 to September 2006, Mr. Foland served as Vice President Sales America of United. Mr. Foland joined UAL in 2005.

Irene E. Foxhall. Age 59. Ms. Foxhall has been Executive Vice President Communications and Government Affairs of UAL, United and Continental since October 2010. From January 2010 to September 2010, Ms. Foxhall served as Senior Vice President Communications and Government Affairs of Continental. From October 2008 to December 2009, Ms. Foxhall served as Senior Vice President—Global Communications and Public Affairs of Continental. From September 2007 to October 2008, Ms. Foxhall served as Senior Vice President International and State Affairs of Continental. From September 2005 to September 2007, Ms. Foxhall served as Vice President International and State Affairs of Continental. Ms. Foxhall joined Continental in 1995.

R. Keith Halbert. Age 51. Mr. Halbert has been Executive Vice President and Chief Information Officer of UAL, United and Continental since October 2010. From December 2007 to September 2010, Mr. Halbert served as Senior Vice President and Chief Information Officer of United. From January 2004 to November 2007, Mr. Halbert served as Vice President and Chief Information Officer of Electronic Data Systems. Mr. Halbert joined UAL in 2007.

Brett J. Hart. Age 41. Mr. Hart has been Senior Vice President, General Counsel and Secretary of UAL, United and Continental since December 2010. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Peter D. McDonald. Age 59. Mr. McDonald has been Executive Vice President and Chief Operations Officer of UAL, United and Continental since October 2010. From May 2008 to September 2010, Mr. McDonald served as Executive Vice President and Chief Administrative Officer of UAL and United. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. Mr. McDonald joined UAL in 1969.

Zane C. Rowe. Age 40. Mr. Rowe has been Executive Vice President and Chief Financial Officer of UAL, United and Continental since October 2010. From August 2008 to September 2010, Mr. Rowe served as Executive Vice President and Chief Financial Officer of Continental. From September 2006 to August 2008, Mr. Rowe served as Senior Vice President—Network Strategy of Continental. From August 2005 to September 2006, Mr. Rowe served as Vice President—Network Strategy of Continental. From September 2003 to August 2005, Mr. Rowe served as Vice President—Financial Planning and Analysis of Continental. Mr. Rowe joined Continental in 1993.

Jeffery A. Smisek. Age 56. Mr. Smisek has been President and Chief Executive Officer of UAL and Chairman, President and Chief Executive Officer of United and Continental since October 2010. From January 2010 to September 2010, Mr. Smisek served as Chairman, President and Chief Executive Officer of Continental. From September 2008 to December 2009, Mr. Smisek served as President and Chief Operating Officer of Continental. From December 2004 to September 2008, Mr. Smisek served as President of Continental. Mr. Smisek joined Continental in 1995.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the respective Board of Directors in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of independent accountants in October 2002. As a wholly owned subsidiary of UAL, United’s audit services were determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves UAL’s independent registered public accounting firm’s annual audit services and employee benefit plan audits in conjunction with the Committee’s annual appointment of the outside auditors. The materials include a description of the services along with related fees. The Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Committee meeting, pre-approvals of additional services follow the process described below.

Any requests for audit, audit-related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Company’s Audit Committee has considered whether the 2010 non-audit services provided by Ernst & Young LLP are compatible with maintaining auditor independence.

All of the services in 2010 and 2009 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by external auditors in 2010 and 2009 are as follows (in thousands):

	UAL	United	UAL & United	Continental
Service (a)	2010 (b)	2010	2009	2010	2009
Audit Fees	$4,028	$3,062	$3,051	$2,976	$2,454
Audit-Related Fees	325	226	492	241	85
Tax Fees	463	369	244	375	279
All Other Fees	11	3	34	34	33

Total	$4,827	$3,660	$3,821	$3,626	$2,851

(a)	Ernst & Young LLP was the independent registered public accounting firm for UAL, United, and Continental except for the 2009 annual audits of UAL and United financial statements which were performed by Deloitte & Touche LLP.
(b)	Includes an allocation of fees billed to Continental by Ernst & Young LLP after the Merger.

AUDIT FEES

For 2010, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements (including an audit of the effectiveness of the Company’s internal control over financial reporting), including audits covering United Continental Holdings, Inc. and its wholly owned subsidiaries (United and Continental). Audit fees also include attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, merger-related technical accounting consultations, purchase accounting audit procedures, the consolidation of Continental in 2010, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. For 2009, audit fees include the services described above, except for merger-related technical accounting consultations, purchase accounting audit procedures and procedures related to the consolidation of Continental Airlines, Inc.

AUDIT RELATED FEES

In 2010, fees for audit-related services consisted of audits for employee benefit plans, carve-out audits, and due diligence and assistance with merger-related activity prior to the closing of the Merger. Audit-related services also include audits of subsidiaries that are not required to be audited by governmental or regulatory bodies.

In 2009, United’s audit-related fees billed in 2009 consisted of audits for employee benefit plans and carve-out audits.

In 2009, Continental’s audit-related fees consist primarily of services related to potential airline industry consolidation and the audits of subsidiaries that are not required to be audited by governmental or regulatory bodies.

TAX FEES

Tax fees include professional services provided for preparation of tax returns of certain expatriate employees, personal tax compliance and advice, preparation of federal, foreign and state tax returns, review of tax returns prepared by the Company, assistance in assembling data to respond to governmental reviews of past tax filings, and merger-related tax advice (2010 only), exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2010 consist of a subscription to Ernst & Young LLP’s on-line accounting research tool. For United, fees for other services billed in 2009 consisted of the preparation of employee payroll tax filings. For Continental, fees for other services in 2009 include agreed upon procedures work on system security controls over real-time traffic data used by Continental.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a “†” in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CONTINENTAL HOLDINGS, INC. UNITED AIR LINES, INC. CONTINENTAL AIRLINES, INC. (Registrants)

By	/s/ ZANE C. ROWE
Zane C. Rowe
Executive Vice President and Chief Financial Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK	President and Chief Executive Officer and Director
Jeffery A. Smisek	(Principal Executive Officer)

/s/ ZANE C. ROWE	Executive Vice President and Chief Financial Officer
Zane C. Rowe	(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ GLENN F. TILTON	Chairman of the Board of Directors
Glenn F. Tilton

/s/ KIRBYJON H. CALDWELL	Director
Kirbyjon H. Caldwell

/s/ STEPHEN R. CANALE	Director
Stephen R. Canale

/s/ CAROLYN CORVI	Director
Carolyn Corvi

/s/ W. JAMES FARRELL	Director
W. James Farrell

/s/ JANE C. GARVEY	Director
Jane C. Garvey

/s/ WALTER ISAACSON	Director
Walter Isaacson

Signature	Capacity

/s/ HENRY L. MEYER III	Director
Henry L. Meyer III

/s/ WENDY J. MORSE	Director
Wendy J. Morse

/s/ OSCAR MUNOZ	Director
Oscar Munoz

/s/ JAMES J. O’CONNOR	Director
James J. O’Connor

/s/ LAURENCE E. SIMMONS	Director
Laurence E. Simmons

/s/ DAVID J. VITALE	Director
David J. Vitale

/s/ JOHN H. WALKER	Director
John H. Walker

/s/ CHARLES A. YAMARONE	Director
Charles A. Yamarone

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Jeffery A. Smisek

/s/ ZANE C. ROWE	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)
Zane C. Rowe

/s/ CHRIS KENNY	Vice President and Controller (Principal Accounting Officer)
Chris Kenny

/s/ JAMES E. COMPTON	Director
James E. Compton

/s/ PETER D. MCDONALD	Director
Peter D. McDonald

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Continental Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK	Chairman, President and Chief Executive Officer
Jeffery A. Smisek	(Principal Executive Officer)

/s/ ZANE C. ROWE	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)
Zane C. Rowe

/s/ CHRIS KENNY	Vice President and Controller (Principal Accounting Officer)
Chris Kenny

/s/ JAMES E. COMPTON	Director
James E. Compton

/s/ PETER D. MCDONALD	Director
Peter D. McDonald

Date: February 22, 2011

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(In millions) Description	Balance at Beginning of Period	Assumed in Merger/ Acquisition Accounting Adjustment	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts—UAL:
2010	$14	$—	$4	$12	$6
2009	24	—	31	41	14
2008	27	—	25	28	24
Allowance for doubtful accounts—United:
2010	$14	—	$3	$12	$5
2009	24	—	31	41	14
2008	27	—	25	28	24
Allowance for doubtful accounts—Continental:
Oct. 1 to Dec. 31, 2010 (Successor Company)	$5	$(5)	$1	$—	$1
Jan. 1 to Sep. 30, 2010 (Predecessor Company)	7	—	1	3	5
2009 (Predecessor Company)	7	—	7	7	7
2008 (Predecessor Company)	7	—	9	9	7
Obsolescence allowance—spare parts—UAL:
2010	$61	$—	$215	$212	$64
2009	48	—	55	42	61
2008	25	—	26	3	48
Obsolescence allowance—spare parts—United:
2010	$61	$—	$212	$212	$61
2009	48	—	55	42	61
2008	25	—	26	3	48
Obsolescence allowance—spare parts—Continental:
Oct. 1 to Dec. 31, 2010 (Successor Company)	$121	$(121)	$3	$—	$3
Jan. 1 to Sep. 30, 2010 (Predecessor Company)	113	—	9	1	121
2009 (Predecessor Company)	102	—	12	1	113
2008 (Predecessor Company)	80	—	23	1	102
Valuation allowance for deferred tax assets—UAL:
2010	$3,060	$1,487	$90	$466	$4,171
2009	2,886	—	190	16	3,060
2008	1,743	—	1,143	—	2,886
Valuation allowance for deferred tax assets—United:
2010	$2,977	$—	$30	$383	$2,624
2009	2,812	—	182	17	2,977
2008	1,685	—	1,127	—	2,812
Valuation allowance for deferred tax assets—Continental:
Oct. 1 to Dec. 31, 2010 (Successor Company)	$362	$1,125	$2	$105	$1,384
Jan. 1 to Sep. 30, 2010 (Predecessor Company)	563	—	—	201	362
2009 (Predecessor Company)	788	—	(225)	—	563
2008 (Predecessor Company)	192	—	596	—	788

(a)	Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Exhibit

Plan of Merger

*2.1	UAL United Continental	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.4	United	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.5	Continental	Amended and Restated Certification of Incorporation of Continental (filed as Exhibit 3.1 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

*3.6	Continental	Amended and Restated Bylaws of Continental (filed as Exhibit 3.2 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

4.2	UAL United	Letter agreement, dated as of February 9, 2007, by and among United Airlines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al.

Exhibit No.	Registrant(s)	Exhibit

*4.3	UAL United	First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 5, 2007, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.4	UAL United	Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed May 7, 2008, Commission file number 1-6033, and incorporated herein by reference)

4.5	UAL United	Letter agreement, dated as of September 23, 2009, by and among United Air Lines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al.

*4.6	UAL United	Indenture, dated as of February 1, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance of 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	ORD Indenture, dated as of February 1, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance of 5% Senior Convertible Notes due 2021 (filed as Exhibit 4.3 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	First Supplement to ORD Indenture, dated as of February 16, 2006, by and among UAL Corporation, United Air Lines, Inc. as Guarantor, and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL’s Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	Indenture, dated as of July 25, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	Indenture, dated as of July 2, 2009, by and among United Air Lines, Inc., as Issuer, Wells Fargo Bank Northwest, N.A., as Trustee, and Wells Fargo Bank Northwest, N.A., as Collateral Agent, providing for issuance of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.15 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*4.11	UAL United	A Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.16 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	B Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.17 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	C Mortgage and Security Agreement dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.18 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.14	UAL United	Form of Note representing all 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.19 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.15	UAL United	Guarantee, dated as of July 2, 2009 from UAL Corporation of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.8 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.16	UAL United	Indenture, dated as of October 7, 2009, by and between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Senior Convertible Notes due 2029 (filed as Exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.17	UAL United	Form of Note representing all 6.0% Senior Convertible Notes due 2029 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.18	UAL United	Indenture, dated as of January 15, 2010, by and among United Air Lines, Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.19	UAL United	Form of Note representing all 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.20	UAL United	Form of Guarantee of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.3 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.21	UAL United	Indenture, dated as of January 15, 2010, by and among United Air Lines, Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.4 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*4.22	UAL United	Form of Note representing all 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.5 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.23	UAL United	Form of Guarantee of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.6 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.24	UAL United	Priority Lien Security Agreement, dated as of April 19, 2010, by and among United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee, relating to United Air Lines, Inc.’s 9.875% Senior Secured Notes (filed as Exhibit 4.1 to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.25	UAL United	Junior Lien Security Agreement, dated as of April 19, 2010, by and among United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee, relating to United Air Lines, Inc.’s 12.0% Senior Second Lien Notes (filed as Exhibit 4.2 to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.26	Continental	Indenture, dated as of June 10, 2003, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.). as trustee, relating to Continental Airlines, Inc.’s 5% Notes due 2023 (filed as Exhibit 4.11 to Continental’s S-3 dated September 8, 2003, Commission file number 1-0323, and incorporated herein by reference)

*4.27	UAL Continental	First Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of June 10, 2003, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee, relating to Continental Airlines, Inc.’s 5% Notes due 2023 (filed as Exhibit 4.1 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.28	Continental	Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit to 4.9 to Continental’s S-3dated February 7, 2001, Commission file number 1-10323, and incorporated herein by reference)

*4.29	UAL Continental	First Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and Wilmington Trust Company, as trustee, with respect to the Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.30	Continental	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit
*4.31	UAL Continental	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.32	Continental	Warrant Agreement, dated as of April 27, 1993, by and among Continental and Continental as warrant agent (filed as Exhibit 4.7 to Continental’s Form 8-K filed April 16, 1993, Commission file number 1-10323, and incorporated herein by reference)

*4.33	Continental	Indenture, dated as of August 8, 2010, among Continental, Air Micronesia, Inc., Continental Micronesia, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Trust FSB, as collateral trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323)

*4.34	Continental	Form of 6.750% Senior Secured Notes due 2015 (filed as Exhibit 4.2 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.35	Continental	Second Supplemental Indenture, dated as of November 13, 2006, among Continental and The Bank of New York Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between the Continental and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor to Bank One, N.A.), as trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed November 14, 2006, Commission file number 1-10323, and incorporated herein by reference)

*4.36	Continental	Form of 8.75% Notes due 2011 of Continental (filed as Exhibit 4.1 to Continental’s Form 8-K filed November 14, 2006, Commission file number 1-10323, and incorporated herein by reference)

Material Contracts

†10.1	UAL	United Continental Holdings, Inc. Success Sharing Program—Profit Sharing Plan, as amended and restated, effective January 1, 2011

*†10.2	UAL	Employment Agreement, dated as of September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.3	UAL	Amendment No. 1 dated as of December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL	Amendment No. 2 dated as of February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*†10.5	UAL	Amendment No. 3 dated as of September 29, 2006 to the Employment Agreement dated September 5, 2002 by and among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL	Amendment No. 4 dated as of September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-6033, and incorporated herein by reference)

*†10.7	UAL	Letter Agreement, dated as of June 21, 2010, by and among UAL Corporation, United Air Lines Inc. and Glenn F. Tilton (filed as Exhibit 10.1 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL	Form of Management Retention Agreement, dated as of May 2, 2010 (filed as Exhibit 10.2 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.9	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds

†10.10	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds

†10.11	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton

†10.12	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton

†10.13	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Jeffrey T. Foland

†10.14	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall

†10.15	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall

†10.16	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Keith R. Halbert

†10.17	UAL	Employment Agreement, dated as of December 15, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Brett J. Hart

†10.18	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Peter D. McDonald

†10.19	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe

†10.20	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe

†10.21	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek

Exhibit No.	Registrant(s)	Exhibit

*†10.22	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

†10.23	UAL	Description of Benefits for Officers of United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc.

†10.24	UAL	United Continental Holdings, Inc. Officer Travel Policy

*†10.25	UAL	UAL Corporation 2009 Annual Incentive Plan (filed as Exhibit 10.4 to United’s Air Lines, Inc.’s Form 10-K for the year ended December 31, 2008, Commission file number 1-11355, and incorporated herein by reference)

*†10.26	UAL	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.27	UAL	Amendment to Outstanding Awards granted under the UAL Corporation 2006 Management Equity Incentive Plan, effective May 2, 2010 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	UAL	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL Corporation’s Definitive Proxy filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.30	UAL	Amendment No. 1 to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.31	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.32	UAL	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.33	UAL	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.24 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.34	UAL	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*†10.35	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-K for the year ended December 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.37	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.38	UAL	Form of Merger Performance Incentive Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

†10.39	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

†10.40	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program

†10.41	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010)

†10.42	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010)

†10.43	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010)

†10.44	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program

†10.45	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program

†10.46	UAL	Description of Benefits for United Continental Holdings, Inc. Board of Directors

*†10.47	UAL	UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 8-K dated February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.48	UAL	Amendment No. 1 to the UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.49	UAL	Amendment No. 2 to the UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.50	UAL	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*†10.51	UAL	Letter Agreement, dated April 28, 1994, by and among UAL Corporation and James J. O’Connor (filed as Exhibit 10.44 to UAL’s Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

†10.52	UAL	Letter Agreement, dated October 1, 2010, by and among United Continental Holdings, Inc. and Glenn F. Tilton

*†10.53	UAL	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.54	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.55	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.56	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.57	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.58	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.59	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.60	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated February 18, 2009 (adopted pursuant to Incentive Plan 2000) (filed as Exhibit 10.14 to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.61	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards under Incentive Plan 2000) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.62	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award under Incentive Plan 2000) (filed as Exhibit 10.16(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.63	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*†10.64	UAL	Form of Non-Employee Director Restricted Stock Award pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 99.1 to Continental’s Form 8-K filed June 9, 2010, Commission file number 1-10323, and incorporated herein by reference)

*†10.65	UAL	Continental Airlines, Inc. Annual Executive Incentive Program (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010) (filed as Exhibit 10.13 to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.66	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Annual Executive Incentive Program (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010) (filed as Exhibit 10.13(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.67	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*†10.68	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (Profit Based RSU Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.69	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (LTIP Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) ) (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.70	UAL	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.71	UAL	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan (filed as Exhibit 10.9 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.72	UAL United	Purchase Agreement Number 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.73	UAL United	Letter Agreement No. 3427-02 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*10.74	UAL United	Letter Agreement No. 3427-05 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.75	UAL United	Letter Agreement No. 3427-07 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.76	UAL United	Letter Agreement No. 6-1162-ELP-0759 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.77	UAL United	Letter Agreement No. 6-1162-ELP-0760 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 6-1162-ELP-0762 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.7 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.79	UAL United	Letter Agreement No. 6-1162-ELP-0777 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.8 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.80	UAL United	Letter Agreement No. 6-1162-ELP-0778 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.9 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.81	UAL United	Letter Agreement No. 6-1162-ELP-0779 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.10 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.82	UAL United	Letter Agreement No. 6-1162-ELP-0780 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.11 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.83	UAL United	Letter Agreement No. 6-1162-ELP-0781 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.12 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.84	UAL United	Letter Agreement No. 6-1162-ELP-0783 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.13 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.85	UAL United	Letter Agreement No. 6-1162-ELP-0784 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.14 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.86	UAL United	Letter Agreement No. 6-1162-ELP-0785 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.15 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.87	UAL United	Letter Agreement No. 6-1162-ELP-0787 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.17 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.88	UAL United	Letter Agreement No. 6-1162-ELP-0788 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.18 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.89	UAL United	Letter Agreement No. 6-1162-ELP-0790 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.19 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.90	UAL United	Letter Agreement No. 6-1162-ELP-0792 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.20 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.91	UAL United	Letter Agreement No. 6-1162-ELP-0794 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.21 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.92	UAL United	Letter Agreement No. 6-1162-ELP-0795 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.22 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*10.93	UAL United	Letter Agreement No. 6-1162-IRS-0182 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.23 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.94	UAL United	Letter Agreement No. 6-1162-IRS-0183 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.24 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.95	UAL United	Letter Agreement No. 6-1162-IRS-0185 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.25 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.96	UAL United	Letter Agreement No. 6-1162-NIW-2015 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.26 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.97	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.98	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.99	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.100	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.101	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.102	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.103	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.104	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.105	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.106	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.107	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.108	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.109	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.110	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.111	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.112	UAL Continental	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL Continental	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.115	UAL Continental	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL Continental	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL Continental	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.118	UAL Continental	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL Continental	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL Continental	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL Continental	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL Continental	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL Continental	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL Continental	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL Continental	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continentals’ Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL Continental	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL Continental	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL Continental	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.129	UAL Continental	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL Continental	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL Continental	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL Continental	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL Continental	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL Continental	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL Continental	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL Continental	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.137	UAL Continental	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.138	UAL Continental	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL Continental	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.140	UAL Continental	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.141	UAL Continental	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.142	UAL Continental	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL Continental	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL Continental	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.145	UAL Continental	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.146	UAL Continental	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.147	UAL Continental	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.148	UAL Continental	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.149	UAL Continental	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.150	UAL Continental	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.151	UAL Continental	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.152	UAL Continental	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.153	UAL Continental	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.154	UAL Continental	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.155	UAL Continental	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.156	UAL Continental	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.157	UAL Continental	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.158	UAL Continental	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.159	UAL Continental	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL Continental	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL Continental	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.162	UAL Continental	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.163	UAL Continental	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.164	UAL Continental	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.165	UAL Continental	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.166	UAL Continental	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.167	UAL Continental	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.168	UAL Continental	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.169	UAL Continental	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.170	UAL Continental	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.171	UAL Continental	Letter Agreement No. 6-1162-GOC-136, dated October 10, 1997, by and between Continental and Boeing (filed as Exhibit 10.15(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.172	UAL Continental	Purchase Agreement No. 2061, including exhibits and side letters, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.17 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.173	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2061, dated December 18, 1997 (filed as Exhibit 10.17(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.174	UAL Continental	Supplemental Agreement No. 2, including side letter, to Purchase Agreement No. 2061, dated July 30, 1998 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

*^10.175	UAL Continental	Supplemental Agreement No. 3, including side letter, to Purchase Agreement No. 2061, dated September 25, 1998 (filed as Exhibit 10.27(c) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.176	UAL Continental	Supplemental Agreement No. 4, including side letter, to Purchase Agreement No. 2061, dated February 3, 1999 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.177	UAL Continental	Supplemental Agreement No. 5, including side letter, to Purchase Agreement No. 2061, dated March 26, 1999 (filed as Exhibit 10.5(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.178	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.179	UAL Continental	Supplemental Agreement No. 7, including side letter, to Purchase Agreement No. 2061, dated October 31, 2000 (filed as Exhibit 10.23(g) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.180	UAL Continental	Supplemental Agreement No. 8, including side letter, to Purchase Agreement No. 2061, dated June 29, 2001 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.181	UAL Continental	Supplemental Agreement No. 9 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.182	UAL Continental	Supplemental Agreement No. 10 to Purchase Agreement No. 2061, dated November 4, 2003 (filed as Exhibit 10.26(j) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.183	UAL Continental	Supplemental Agreement No. 11 to Purchase Agreement No. 2061, dated July 28, 2005 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.184	UAL Continental	Supplemental Agreement No. 12 to Purchase Agreement No. 2061, dated March 17, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.185	UAL Continental	Supplemental Agreement No. 13 to Purchase Agreement No. 2061, dated December 3, 2007 (filed as Exhibit 10.23(m) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.186	UAL Continental	Supplemental Agreement No. 14 to Purchase Agreement No. 2061, dated February 20, 2008 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.187	UAL Continental	Supplemental Agreement No. 15 to Purchase Agreement No. 2061, dated October 15, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.188	UAL Continental	Supplemental Agreement No. 16 to Purchase Agreement No. 2061, dated May 1, 2009 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.189	UAL Continental	Supplemental Agreement No. 17 to Purchase Agreement No. 2061, dated August 31, 2009 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.190	UAL Continental	Supplemental Agreement No. 18 to Purchase Agreement No. 2061, dated December 23, 2009 (filed as Exhibit 10.24(r) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.191	UAL Continental	Supplemental Agreement No. 19 to Purchase Agreement No. 2061, dated March 2, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.192	UAL Continental	Supplemental Agreement No. 20 to Purchase Agreement No. 2061, dated August 12, 2010 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.193	UAL Continental	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.194	UAL Continental	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.195	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.196	UAL Continental	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.197	UAL Continental

Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.198	UAL Continental	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.199	UAL Continental	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

Exhibit No.	Registrant(s)	Exhibit

*^10.200	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.201	UAL Continental	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*10.202	UAL Continental	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

Letters from Experts

*16	UAL United	Letter from Deloitte & Touche LLP, dated July 28, 2009, regarding the change in certifying accountant (filed as Exhibit 16.1 to UAL’s Form 8-K dated July 28, 2009, Commission file number 1-6033, and incorporated herein by reference)

*18	UAL United	Letter from Ernst & Young LLP, dated April 27, 2010, regarding the change in accounting principle (filed as Exhibit 18 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

List of Subsidiaries

21	UAL United Continental	List of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) for United Continental Holdings, Inc.

23.2	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.3	United	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) for United Air Lines, Inc.

23.4	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Air Lines, Inc.

23.5	Continental	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for Continental Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit No.	Registrant(s)	Exhibit

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Air Lines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this index and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.