Form 10-Q
period 2011-03-31
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2011-04-21
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 77 W. Wacker Drive, Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675207

001-11355	United Air Lines, Inc.	Delaware	36-2675206
77 W. Wacker Drive, Chicago, Illinois 60601 (312) 997-8000

001-10323	Continental Airlines, Inc.	Delaware	74-2099724
1600 Smith Street, Dept HQSEO, Houston, Texas 77002 (713) 324-2950

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of April 15, 2011 is shown below:

United Continental Holdings, Inc.	330,468,892 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for Continental Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. United Air Lines, Inc. and Continental Airlines, Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended March 31, 2011

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
United Continental Holdings, Inc.:
Statements of Consolidated Operations	3
Consolidated Balance Sheets	4
Condensed Statements of Consolidated Cash Flows	6

United Air Lines, Inc.:
Statements of Consolidated Operations	7
Consolidated Balance Sheets	8
Condensed Statements of Consolidated Cash Flows	10

Continental Airlines, Inc.:
Statements of Consolidated Operations	11
Consolidated Balance Sheets	12
Condensed Statements of Consolidated Cash Flows	14

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5. Other Information	42
Item 6. Exhibits	43
Signatures	44
Exhibit Index	45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Operating revenue:
Passenger:
Mainline	$5,763	$2,869
Regional	1,424	788

Total passenger revenue	7,187	3,657
Cargo	283	157
Other operating revenue	732	427

	8,202	4,241

Operating expenses:
Aircraft fuel	2,672	1,207
Salaries and related costs	1,806	990
Regional capacity purchase	573	388
Landing fees and other rent	473	257
Aircraft maintenance materials and outside repairs	439	222
Depreciation and amortization	388	221
Distribution expenses	350	172
Aircraft rent	253	81
Special charges	77	18
Other operating expenses	1,137	609

	8,168	4,165

Operating income	34	76

Nonoperating income (expense):
Interest expense	(254)	(185)
Interest income	4	1
Interest capitalized	6	2
Miscellaneous, net	(1)	24

	(245)	(158)

Loss before income taxes and equity in earnings of affiliates	(211)	(82)
Income taxes	2	1

Loss before equity in earnings of affiliates	(213)	(83)
Equity in earnings of affiliates, net of tax	—	1

Net loss	$(213)	$(82)

Loss per share, basic and diluted	$(0.65)	$(0.49)

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$8,165	$8,069
Short-term investments	722	611

Total unrestricted cash, cash equivalents and short-term investments	8,887	8,680
Restricted cash	71	37
Receivables, less allowance for doubtful accounts (2011 — $6; 2010 — $6)	2,357	1,613
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $69; 2010 — $64)	619	466
Deferred income taxes	554	591
Prepaid expenses and other	660	658

	13,148	12,045

Operating property and equipment:
Owned —
Flight equipment	15,552	15,181
Other property and equipment	2,921	2,890

	18,473	18,071
Less — accumulated depreciation and amortization	(3,131)	(2,858)

	15,342	15,213

Purchase deposits for flight equipment	269	230
Capital leases —
Flight equipment	1,635	1,741
Other property and equipment	48	217

	1,683	1,958
Less — accumulated amortization	(462)	(456)

	1,221	1,502

	16,832	16,945

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $547; 2010 — $504)	4,866	4,917
Restricted cash, cash equivalents and investments	354	350
Investments	98	103
Other, net	731	715

	10,572	10,608

	$40,552	$39,598

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,324	$2,998
Frequent flyer deferred revenue	2,565	2,582
Current maturities of long-term debt	2,319	2,411
Accounts payable	1,897	1,805
Accrued salaries and benefits	1,208	1,470
Current maturities of capital leases	148	252
Other	1,413	1,127

	13,874	12,645

Long-term debt	11,115	11,434
Long-term obligations under capital leases	1,002	1,036

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,523	3,491
Postretirement benefit liability	2,366	2,344
Pension liability	1,465	1,473
Advanced purchase of miles	1,131	1,159
Deferred income taxes	1,549	1,585
Other	2,615	2,704

	12,649	12,756

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 329,887,195 and 327,922,565 shares at March 31, 2011 and December 31, 2010, respectively	3	3
Additional capital invested	7,100	7,071
Retained deficit	(5,916)	(5,703)
Stock held in treasury, at cost	(31)	(31)
Accumulated other comprehensive income	756	387

	1,912	1,727

	$40,552	$39,598

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(213)	$(82)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase in advance ticket sales	1,326	511
Depreciation and amortization	388	221
Special charges, non-cash portion	4	18
Increase in receivables	(379)	(226)
Net change in fuel hedge cash collateral	178	7
Increase (decrease) in accrued wages and liabilities	(235)	40
Other, net	(64)	(7)

Net cash provided by operating activities	1,005	482

Cash Flows from Investing Activities:
Capital expenditures	(205)	(51)
Aircraft purchase deposits paid, net	(38)	(42)
(Increase) decrease in restricted cash	(9)	10
Proceeds from sale of property and equipment	39	4
Purchases of short-term investments, net	(109)	—
Other, net	2	3

Net cash used in investing activities	(320)	(76)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	32	1,309
Payments of long-term debt	(528)	(1,204)
Principal payments under capital leases	(125)	(27)
Other, net	32	(10)

Net cash provided by (used in) financing activities	(589)	68

Increase in cash and cash equivalents during the period	96	474
Cash and cash equivalents at beginning of the period	8,069	3,042

Cash and cash equivalents at end of the period	$8,165	$3,516

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$64	$—

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating revenue:
Passenger:
Mainline	$3,139	$2,869
Regional	891	788

Total passenger revenue	4,030	3,657
Cargo	167	157
Other operating revenue	479	429

	4,676	4,243

Operating expenses:
Aircraft fuel	1,512	1,207
Salaries and related costs	987	990
Regional capacity purchase	382	388
Landing fees and other rent	252	257
Aircraft maintenance materials and outside repairs	292	222
Depreciation and amortization	227	221
Distribution expenses	187	172
Aircraft rent	81	81
Special charges	74	18
Other operating expenses	674	608

	4,668	4,164

Operating income	8	79

Nonoperating income (expense):
Interest expense	(168)	(180)
Interest income	2	1
Interest capitalized	3	2
Miscellaneous, net	(5)	24

	(168)	(153)

Loss before income taxes and equity in earnings of affiliates	(160)	(74)
Income taxes	—	1

Loss before equity in earnings of affiliates	(160)	(75)
Equity in earnings of affiliates, net of tax	—	1

Net loss	$(160)	$(74)

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,806	$4,665
Restricted cash	71	37
Receivables, net of allowance for doubtful accounts (2011 — $5; 2010 — $5)	1,419	1,004
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $64; 2010 — $61)	340	321
Receivables from related parties	155	135
Deferred income taxes	297	373
Prepaid expenses and other	402	366

	7,490	6,901

Operating property and equipment:
Owned —
Flight equipment	8,985	8,718
Other property and equipment	2,107	2,086

	11,092	10,804
Less — accumulated depreciation and amortization	(2,867)	(2,717)

	8,225	8,087

Purchase deposits for flight equipment	54	51
Capital leases —
Flight equipment	1,467	1,741
Other property and equipment	48	49

	1,515	1,790
Less — accumulated amortization	(456)	(453)

	1,059	1,337

	9,338	9,475

Other assets:
Intangibles, less accumulated amortization (2011 — $488; 2010 — $473)	2,329	2,343
Restricted cash	195	190
Investments	93	97
Other, net	635	622

	3,252	3,252

	$20,080	$19,628

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$2,272	$1,536
Frequent flyer deferred revenue	1,655	1,703
Current maturities of long-term debt	1,313	1,546
Accounts payable	1,116	907
Accrued salaries and benefits	801	938
Current maturities of capital leases	145	249
Other	1,208	1,013

	8,510	7,892

Long-term debt	5,349	5,480
Long-term obligations under capital leases	824	858

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,304	2,321
Postretirement benefit liability	2,108	2,091
Pension liability	100	101
Advanced purchase of miles	1,131	1,159
Deferred income taxes	655	731
Other	974	972

	7,272	7,375

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 shares at both March 31, 2011 and December 31, 2010	—	—
Additional capital invested	3,423	3,421
Retained deficit	(5,649)	(5,489)
Accumulated other comprehensive income	351	91

	(1,875)	(1,977)

	$20,080	$19,628

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(160)	$(74)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase in advance ticket sales	736	511
Depreciation and amortization	227	221
Special charges, non-cash portion	6	18
Increase in receivables	(184)	(226)
Net change in fuel hedge cash collateral	178	7
Increase (decrease) in accrued wages and other liabilities	(119)	40
Increase in accounts payable	146	85
Other, net	(44)	(103)

Net cash provided by operating activities	786	479

Cash Flows from Investing Activities:
Capital expenditures	(125)	(51)
Aircraft purchase deposits paid, net	(3)	(42)
(Increase) decrease in restricted cash	(10)	10
Proceeds from sale of property and equipment	1	4
Other, net	2	3

Net cash used in investing activities	(135)	(76)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,309
Payments of long-term debt	(397)	(1,203)
Principal payments under capital leases	(125)	(27)
Other, net	12	(8)

Net cash provided by (used in) financing activities	(510)	71

Increase in cash and cash equivalents during the period	141	474
Cash and cash equivalents at beginning of the period	4,665	3,036

Cash and cash equivalents at end of the period	$4,806	$3,510

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amount)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Operating revenue:
Passenger:
Mainline	$2,623	$2,257
Regional	533	501

Total passenger revenue	3,156	2,758
Cargo	115	102
Other operating revenue	287	303

	3,558	3,163

Operating expenses:
Aircraft fuel	1,160	874
Salaries and related costs	805	796
Regional capacity purchase	192	196
Landing fees and other rent	220	213
Aircraft maintenance materials and outside repairs	149	142
Depreciation and amortization	161	134
Distribution expenses	163	145
Aircraft rent	172	229
Special charges	3	10
Other operating expenses	504	474

	3,529	3,213

Operating income (loss)	29	(50)

Nonoperating income (expense):
Interest expense	(83)	(94)
Interest income	2	2
Interest capitalized	4	7
Miscellaneous, net	(7)	(11)

	(84)	(96)

Loss before income taxes	(55)	(146)
Income taxes	2	—

Net loss	$(57)	$(146)

Loss per share, basic and diluted		$(1.05)

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor
	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,353	$3,398
Short-term investments	722	611

Total cash, cash equivalents and short-term investments	4,075	4,009
Receivables, net of allowance for doubtful accounts (2011 — $1; 2010 — $1)	1,064	671
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $5; 2010 — $3)	279	246
Deferred income taxes	266	225
Prepaid expenses and other	253	185

	5,937	5,336

Operating property and equipment:
Owned —
Flight equipment	6,567	6,463
Other property and equipment	814	804

	7,381	7,267
Less — accumulated depreciation and amortization	(263)	(141)

	7,118	7,126
Purchase deposits for flight equipment	215	178
Capital leases — other property and equipment	168	168
Less — accumulated amortization	(7)	(3)

	161	165

	7,494	7,469

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $59; 2010 — $31)	2,540	2,575
Restricted cash, cash equivalents and investments	159	160
Other, net	351	375

	7,573	7,633

	$21,004	$20,438

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor
	(Unaudited) March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$2,052	$1,463
Frequent flyer deferred revenue	909	879
Current maturities of long-term debt	1,006	865
Accounts payable	980	961
Accrued salaries and benefits	407	532
Current maturities of capital leases	3	3
Other	271	236

	5,628	4,939

Long-term debt	5,349	5,536
Long-term obligations under capital leases	178	178

Other liabilities and deferred credits:
Frequent flyer deferred revenue	1,219	1,170
Postretirement benefit liability	258	253
Pension liability	1,364	1,372
Lease fair value adjustment, net	1,309	1,374
Deferred income taxes	826	784
Other	486	522

	5,462	5,475

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized and outstanding 1,000 shares at both March 31, 2011 and December 31, 2010	—	—
Additional capital invested	4,140	4,115
Retained deficit	(152)	(95)
Accumulated other comprehensive income	399	290

	4,387	4,310

	$21,004	$20,438

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(57)	$(146)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase in advance ticket sales	589	570
Depreciation and amortization	161	134
Special charges, non-cash portion	(2)	10
Amortization of debt and lease fair value adjustment	(65)	—
Increase (decrease) in accrued liabilities	(127)	43
Increase in receivables	(279)	(161)
Other, net	(2)	(19)

Net cash provided by operating activities	218	431

Cash Flows from Investing Activities:
Capital expenditures	(80)	(80)
Aircraft purchase deposits paid, net	(35)	(52)
Proceeds from sale of property and equipment	38	24
(Purchases) sales of short-term investments, net	(109)	24
Other, net	2	—

Net cash used in investing activities	(184)	(84)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	32	109
Payments of long-term debt	(131)	(151)
Other, net	20	10

Net cash used in financing activities	(79)	(32)

Increase (decrease) in cash and cash equivalents during the period	(45)	315
Cash and cash equivalents at beginning of the period	3,398	2,546

Cash and cash equivalents at end of the period	$3,353	$2,861

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$64	$—

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.,

UNITED AIR LINES, INC. AND CONTINENTAL AIRLINES, INC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). All significant intercompany transactions are eliminated.

This Quarterly Report on Form 10-Q is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” for disclosures that relate to all of UAL, United and Continental Successor (defined below). As UAL consolidates United for financial statement purposes, disclosures that relate to United activities also apply to UAL; and, effective October 1, 2010, disclosures that relate to Continental Successor activities also apply to UAL. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

Continental Acquisition Accounting. As a result of the application of the acquisition method of accounting, Continental’s financial statements prior to October 1, 2010 are not comparable with Continental’s financial statements for periods on or after October 1, 2010. References to “Successor” refer to Continental on or after October 1, 2010, after giving effect to the application of acquisition accounting. References to “Predecessor” refer to Continental prior to October 1, 2010.

Interim Financial Statements. The UAL, United and Continental unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments such as asset impairment charges, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The significant reclassifications are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). These reclassifications were made to conform the financial statement presentation of United and Continental. These financial statements should be read together with the information included in the 2010 Annual Report.

NOTE 1 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements.

The Company made changes in accounting for its loyalty programs as a result of the adoption of Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). See the Company’s 2010 Annual Report for additional information related to the Company’s accounting for its loyalty programs.

Effective January 1, 2011, the Company began applying the provisions of ASU 2009-13, which resulted in a change to the Company’s accounting for passenger ticket sales that include the issuance of mileage credits (“miles”) that may be redeemed for free travel or other products or services at a future date. Under the Company’s accounting policy prior to January 1, 2011, the Company estimated the weighted average fair value of miles that were issued in connection with the sale of air transportation. The fair value of the miles was deferred and the residual amount of ticket proceeds was recognized as revenue at the time the air transportation was provided.

Effective January 1, 2011, the Company began applying the new guidance to determine the estimated selling price of the air transportation and miles as if each element were sold on a separate basis and allocate the total consideration to each of these elements on a pro rata basis. The estimated selling price of miles is computed using an estimated weighted average equivalent ticket value that is adjusted by a sales discount that considers a number of factors, including ultimate fulfillment expectations associated with miles sold in flight transactions to various customer groups.

As a result of the prospective adoption, the new accounting policy was only applied to new sales of air transportation in 2011. Generally, as compared to the historical accounting policy, the new accounting policy decreases the value of miles that the Company records as deferred revenue and increases the passenger revenue recorded at the time air transportation is provided. Due to the average period from purchase of air transportation to the provision of air transportation, the new accounting policy was only applicable to a portion of the Company’s multiple element ticket transactions recorded during the first quarter of 2011. The application of the new accounting method in the first quarter of 2011 increased UAL revenue by approximately $55 million ($0.17 per basic and diluted share), consisting of $38 million and $17 million for United and Continental, respectively, as compared to revenue that would have been recorded under the historical method of accounting. We estimate that application of the new accounting method in the remaining three quarters of 2011 will increase UAL’s revenue as compared to revenue that would have been recorded under the historical method of accounting. The Company cannot reliably estimate the impact of ASU 2009-13 on its future revenue, because the impact depends on many factors, including the volume of air transportation sales with mileage credit components.

In addition, United and Continental each have a significant contract to sell miles to their co-branded credit card partners. These contracts may be modified later in 2011 as a result of the merger. A modified contract would be subject to ASU 2009-13 in the period the contract modification is executed. We may record material adjustments to revenue in the period we modify the contract based on the provisions of ASU 2009-13, which requires us to adjust our deferred revenue balance as if we had been applying ASU 2009-13 since the contract initiation. We expect a contract modification would require us to decrease our deferred revenue balance. The amount of any impact cannot be readily determined until such contract modification is executed.

NOTE 2 — LOSS PER SHARE

The table below represents the computation of UAL basic and diluted loss per share amounts and the number of securities that have been excluded from the computation of diluted loss per share amounts, because they were antidilutive (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
UAL basic and diluted loss per share:

Loss available to common stockholders	$(213)	$(82)

Basic and diluted weighted average shares outstanding	328	167

Loss per share, basic and diluted	$(0.65)	$(0.49)

Potentially dilutive shares excluded from diluted per share amounts:

Restricted stock and stock options	9	7
UAL 6% senior convertible notes	40	40
UAL 4.5% senior limited subordination convertible notes	22	22
Continental 4.5% convertible notes	12	N/A
Continental 6% convertible junior subordinated debentures	4	N/A
UAL 5% senior convertible notes (Note 9)	—	3

UAL’s 6% Senior Notes due 2031, with a principal amount of $615 million as of March 31, 2011, are callable at any time at 100% of par value and can be redeemed with either cash or shares of UAL common stock, or a combination thereof, at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash.

The table below represents the computation of Continental Predecessor’s basic and diluted loss per share amounts (in millions, except per share amount):

Three Months Ended March 31, 2010
Continental Predecessor basic and diluted loss per share:
Loss available to common stockholders	$(146)

Basic and diluted weighted average shares outstanding	139

Loss per share, basic and diluted	$(1.05)

Approximately 24 million potential shares of Continental Predecessor’s common stock related to Continental’s convertible debt securities were excluded from the computation of diluted loss per share in the three months ended March 31, 2010 because they were antidilutive. In addition, approximately eight million weighted average options to purchase shares of Continental Predecessor’s common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2010 because the effect of including the options would have been antidilutive.

NOTE 3 — INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following: changes in the valuation allowance, expenses that are not deductible for federal income tax purposes, and foreign and state income taxes. We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. As a result, our pre-tax losses for the first quarter of 2011 and 2010 were not reduced by any tax benefit.

NOTE 4 — SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Share-Based Compensation. In February 2011, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock that vest pro-rata over three years on the anniversary of the grant date. These awards also include approximately 3.0 million performance-based restricted stock units (“RSUs”) (equivalent to approximately 1.9 million RSUs at the target performance level), consisting of approximately 1.2 million RSUs that vest based on UAL’s return on invested capital for the period beginning January 1, 2011 and ending December 31, 2013 and 1.8 million RSUs that vest based on the achievement of merger-related goals. Vesting of a portion of the merger incentive RSUs is based on the achievement of certain merger-related milestones and vesting of the remainder of the merger incentive RSUs is based on the achievement of revenue and cost synergies over a three-year performance period ending December 31, 2013. The RSUs will be settled in cash. If the specified performance conditions are achieved, cash payments will be made shortly after the end of the performance period or achievement of the specified merger milestone, as applicable, based on the fair market value of UAL common stock. The Company accounts for the performance-based RSUs as liability awards. UAL had unrecognized share-based compensation of $73 million and $43 million as of March 31, 2011 and December 31, 2010, respectively. UAL’s share-based compensation was $13 million in both the first quarter of 2011 and 2010.

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
UAL
Service cost	$21	$1	$12	$8
Interest cost	44	2	31	29
Expected return on plan assets	(34)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	(5)	—	—	(3)

Net periodic benefit costs	$26	$1	$42	$33

United
Service cost	$1	$1	$9	$8
Interest cost	2	2	28	29
Expected return on plan assets	(2)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	—	—	—	(3)

Net periodic benefit costs	$1	$1	$36	$33

Continental (a)
Service cost	$20	$16	$3	$3
Interest cost	42	40	3	3
Expected return on plan assets	(32)	(28)	—	—
Amortization of unrecognized (gain) loss and prior service cost	(5)	25	—	4

Net periodic benefit costs	$25	$53	$6	$10

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

During the first quarter of 2011, Continental contributed $38 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $33 million to its tax-qualified defined benefit pension plans in April 2011.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$8,165	$8,165	$—	$—	$8,069	$8,069	$—	$—
Short-term investments:
Auction rate securities	120	—	—	120	119	—	—	119
CDARS	138	138	—	—	45	45	—	—
Asset-backed securities	282	282	—	—	258	258	—	—
Corporate debt	135	135	—	—	135	135	—	—
U.S. government and agency notes	27	27	—	—	39	39	—	—
Other fixed income securities	20	20	—	—	15	15	—	—
EETC	63	—	—	63	66	—	—	66
Current fuel derivative instruments asset	695	—	695	—	375	—	375	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash (a)	159	159	—	—	160	160	—	—

	United
Cash and cash equivalents	$4,806	$4,806	$—	$—	$4,665	$4,665	$—	$—
EETC	63	—	—	63	66	—	—	66
Current fuel derivative instruments asset	482	—	482	—	277	—	277	—

	Continental Successor
Cash and cash equivalents	$3,353	$3,353	$—	$—	$3,398	$3,398	$—	$—
Short-term investments:
Auction rate securities	120	—	—	120	119	—	—	119
CDARS	138	138	—	—	45	45	—	—
Asset-backed securities	282	282	—	—	258	258	—	—
Corporate debt	135	135	—	—	135	135	—	—
U.S. government and agency notes	27	27	—	—	39	39	—	—
Other fixed income securities	20	20	—	—	15	15	—	—
Current fuel derivative instruments asset	213	—	213	—	98	—	98	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash	159	159	—	—	160	160	—	—
Convertible debt derivative asset	262	—	—	262	286	—	—	286
Convertible debt option liability	(152)	—	—	(152)	(164)	—	—	(164)

(a)	United’s restricted cash is recorded at cost.

The tables below present disclosures about the activity for “Level Three” financial assets and financial liabilities for the three months ended March 31 (in millions):

	2011		2010
	Auction Rate Securities	EETC	EETC
UAL (a)
Balance at January 1	$119	$66	$51
Settlements	—	(2)	(2)
Reported in other comprehensive income (loss)	1	(1)	9

Balance at March 31	$120	$63	$58

(a)	For 2010, amounts also represent United. For 2011, United’s only Level Three recurring measurements are the above EETCs.

	Continental Successor — 2011			Continental Predecessor — 2010
	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Auction Rate Securities Put Right
Balance at January 1	$119	$286	$(164)	$201	$20
Sales	—	—	—	(42)	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	6	(5)
Unrealized	—	(24)	12	—	1
Reported in other comprehensive income (loss)	1	—	—	(1)	—

Balance at March 31	$120	$262	$(152)	$164	$16

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset — Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits — Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) — Miscellaneous, net” in Continental’s statements of consolidated operations.

As of March 31, 2011, Continental’s auction rate securities, which had a par value of $145 million and unrealized gains of $2 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

During the first three months of 2010, Continental Predecessor sold, at par, auction rate securities having a par value of $42 million. Certain of these auction rate securities were subject to a put right granted to Continental by an institution permitting Continental to sell to the institution certain auction rate securities at their full par value. Continental classified the auction rate securities underlying the put right as trading securities and elected the fair value option under applicable accounting standards for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently. Continental recognized gains on the sales using the specific identification method. The gains were substantially offset by the cancellation of the related put rights. The net gains are included in miscellaneous nonoperating income (expense) in the Continental Predecessor statement of consolidated operations and were not material.

As of March 31, 2011, United’s enhanced equipment trust certificate (“EETC”) securities, which were repurchased in open market transactions in 2007, have an amortized cost basis of $67 million and unrealized losses of $4 million. As of March 31, 2011, these securities have been in an unrealized loss position for a period of over twelve months. However, during the first quarter of 2011, United has not recognized an impairment loss in earnings related to these securities because it does not intend or expect to be required to sell the securities and expects to recover the entire amortized cost basis. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

The Continental Successor debt-related derivatives presented in the table above relate to (a) supplemental indenture agreements that provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures and (b) the embedded conversion options in Continental’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the Continental debt becoming convertible into the stock of a different reporting entity. These derivatives are reported in Continental’s separate financial statements and eliminated in consolidation for UAL. See the Company’s 2010 Annual Report for additional information.

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$13,434	$14,402	$13,845	$14,995
United debt	6,662	6,874	7,026	7,350
Continental Successor debt	6,355	6,535	6,401	6,663

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash, Cash Equivalents, Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt, which generally has maturities of less than two years.

Fair value is based on either (a) the trading prices of the investment or similar instruments, or (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset or Option Liability	The Company used a binomial lattice model to value the conversion options and the supplement derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

NOTE 6 — HEDGING ACTIVITIES

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected aircraft fuel requirements. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of fuel. The Company does not enter into derivative instruments for non-risk management purposes. Prior to April 1, 2010, United’s fuel hedges were not accounted for as fair value or cash flow hedges under accounting principles related to hedge accounting. Effective April 1, 2010, United designated substantially all of its outstanding fuel derivative contracts, which settle in periods subsequent to June 30, 2010, as cash flow hedges under applicable accounting standards. In addition, substantially all new fuel derivative contracts entered into subsequent to April 1, 2010 were designated as cash flow hedges.

For fuel derivative instruments designated as cash flow hedges, the Company records the effective portion of periodic changes in fair value of the derivatives in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Nonoperating income (expense) — Miscellaneous, net in the statements of consolidated operations.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets and, accordingly, records any related collateral on a gross basis. As of March 31, 2011 and December 31, 2010, all of the Company’s fuel derivatives were designated as cash flow hedges.

As of March 31, 2011, our projected fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL
Heating oil swaps	6%	$2.21	6%	$2.21
Heating oil call options	6	2.22	N/A	N/A
Heating oil collars	7	3.34	7	2.57
West Texas Intermediate (“WTI”) crude oil swaps	14	2.14	14	2.14
WTI crude oil call options	10	2.30	N/A	N/A
WTI crude oil collars	1	2.25	1	1.55

Total	44%		28%

United
Heating oil swaps	10%	$2.21	10%	$2.21
Heating oil call options	10	2.22	N/A	N/A
Heating oil collars	6	3.35	6	2.58
WTI crude oil swaps	10	2.19	10	2.19
WTI crude oil call options	7	2.32	N/A	N/A

Total	43%		26%

Continental
Heating oil collars	9%	$3.34	9%	$2.57
WTI crude oil swaps	19	2.11	19	2.11
WTI crude oil call options	13	2.28	N/A	N/A
WTI crude oil collars	3	2.25	3	1.55

Total	44%		31%

As of March 31, 2011, UAL, United and Continental had hedged 6%, 6% and 5%, respectively, of projected first quarter 2012 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivative assets and related gains (in millions):

Derivatives designated as hedges		March 31, 2011			December 31, 2010
	Balance Sheet Location	UAL	United	Continental Successor	UAL	United	Continental Successor

Assets:
Fuel contracts due within one year	Receivables	$695	$482	$213	$375	$277	$98

Fuel contracts	Amount of Gain Recognized in AOCI on Derivatives (Effective portion)		Gain Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
UAL	$524	$—	$154	$—	$3	$—
United	385	—	125	—	2	—
Continental (a)	139	16	29	4	1	—

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. As of March 31, 2011, United and Continental had net derivative assets of $482 million and $213 million, respectively, with certain of their fuel derivative counterparties. As of March 31, 2011, the Company was not required to post cash collateral with any of its fuel derivative counterparties. As of March 31, 2011, United held cash collateral of $270 million. The obligation to return the cash collateral is classified as an other current liability in United’s consolidated balance sheet. If all of the Company’s counterparties failed to perform, based on the value of the fuel derivatives and collateral held at March 31, 2011, UAL’s, United’s and Continental’s potential credit-risk loss would be $425 million, $212 million and $213 million, respectively.

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31 included the following (in millions):

	UAL		United		Continental Successor (a)	Continental Predecessor (a)
	2011	2010	2011	2010	2011	2010
Net loss	$(213)	$(82)	$(160)	$(74)	$(57)	$(146)
Other comprehensive income (loss) adjustments, before tax:
Investments	1	9	(1)	9	2	—
Fuel derivative financial instruments:
Reclassification into earnings	(154)	—	(125)	—	(29)	(4)
Change in fair value	524	—	385	—	139	16
Employee benefit plans:
Amortization of net actuarial (gains) losses	(5)	(3)	—	(3)	(5)	21
Amortization of prior service cost	—	—	—	—	—	8
Other	3	(1)	1	—	2	—

Comprehensive income (loss) adjustments, before tax	369	5	260	6	109	41

Total comprehensive income (loss) (a)	$156	$(77)	$100	$(68)	$52	$(105)

(a)	There were no income tax effects for either period due to the recording of valuation allowance.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy protection.

Contingent Senior Unsecured Notes. UAL would be obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) if certain financial triggering events occur. The 8% Notes would be issued to the PBGC in up to eight equal tranches of $62.5 million (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods will end with the fiscal year ending December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes. As of March 31, 2011, a triggering event has not yet occurred under this indenture. Given that a triggering event has not occurred, UAL has not recorded a liability in its consolidated balance sheet for this matter. If a triggering event was to occur as of June 30, 2011, UAL would be obligated to issue $62.5 million of the 8% Notes by February 2012 and would record such obligation in the second quarter of 2011.

Other Contingencies. United is a party to a multi-year technology services agreement and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

Commitments. The table below summarizes the Company’s commitments as of March 31, 2011, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions).

	UAL	United	Continental Successor
2011	$333	$207	$126
2012	1,389	118	1,271
2013	849	67	782
2014	982	90	892
2015	1,642	372	1,270
After 2015	7,495	6,834	661

	$12,690	$7,688	$5,002

United Aircraft Commitments. As of March 31, 2011, United had firm commitments to purchase 25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft for delivery from 2016 through 2019. United also has purchase options for 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, there is no guarantee that United will be able to obtain any or all of the backstop financing, or any other financing, for the aircraft and engines on acceptable terms when necessary or at all.

Continental Aircraft Commitments. As of March 31, 2011, Continental had firm commitments to purchase 84 new aircraft (59 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from April 2011 through 2016. Continental took delivery of two Boeing 737 aircraft in March 2011 and is currently scheduled to take delivery of two additional Boeing 737 aircraft in the remainder of 2011. Continental also has options to purchase 89 additional Boeing aircraft.

Continental does not have backstop financing or any other financing currently in place for most of the Boeing aircraft on order. Further financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing or any other financing not already in place for aircraft deliveries will be available to Continental on acceptable terms when necessary or at all.

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

As of March 31, 2011, United and Continental provided a cash reserve of $25 million each, as required under their respective credit card processing agreements with JPMorgan Chase and its affiliates. Additional reserves may be required under these or other credit card processing agreements of United or Continental in certain circumstances, such as decreases in credit ratings, decreases in United’s or Continental’s unrestricted cash balance below amounts required by the processing agreements, or decreases in minimum ratios of unrestricted cash to current liabilities. In addition, in certain circumstances, an increase in the future reserve requirements as provided by the terms of one or more of United’s and Continental’s credit card processing agreements could materially reduce the Company’s liquidity. See the Company’s 2010 Annual Report for a detailed discussion of the obligations under the Company’s credit card processing agreements.

Guarantees and Off-Balance Sheet Financing. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At March 31, 2011, UAL had $3.3 billion of floating rate debt (consisting of United’s $2.3 billion and Continental’s $1.0 billion of floating rate debt) and $453 million of fixed rate debt (consisting of United’s $218 million and Continental’s $235 million of fixed rate debt), with remaining terms of up to ten years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $3.6 billion (consisting of United’s $2.5 billion and Continental’s $1.1 billion of carrying value), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

United has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which are due in 2032 unless United elects not to extend its equipment and ground lease, in which case the bonds are due in 2023. The bonds were issued in two tranches — approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The related lease obligation is accounted for as an operating lease with the associated expense recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia Airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $95 million at March 31, 2011, and a final scheduled maturity in 2015. If US Airways defaults on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated.

Continental is the lessee of real property under long-term leases at a number of airports where it is also the guarantor of approximately $1.7 billion of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning variable interest entities. To the extent Continental’s lease and related guarantee are with a separate legal entity other than a governmental entity, Continental is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option or similar feature. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $190 million of these obligations are accounted for as capital leases.

Credit Facilities. United has a $255 million revolving loan commitment available under its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). United used $225 million and $253 million of the commitment capacity for letters of credit at March 31, 2011 and December 31, 2010, respectively. Through a separate arrangement, United has an additional $150 million available under an unused credit facility.

Labor Negotiations. As of March 31, 2011, UAL and its subsidiaries had approximately 84,000 active employees, of whom approximately 73% were represented by various U.S. labor organizations. United and Continental had approximately 82% and 63%, respectively, of their active employees represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United has filed for mediation assistance in conjunction with four of its six unions — the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants — Communication Workers of America (“AFA”), the International Association of Machinists (“IAM”) and the Aerospace Workers and the Professional Airline Flight Control Association. While the labor contract with the International Brotherhood of Teamsters (“IBT”) also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not stipulate filing for mediation.

After the Company’s May 2010 merger announcement, ALPA opted to suspend negotiations at both United and Continental to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations for the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing. In December 2010, ALPA and the Company jointly applied to the National Mediation Board (the “NMB”) for mediation assistance for the pilots and flight instructors.

In January 2011, Continental reached an agreement on a new labor contract with the union that represents its flight attendants. The agreement was ratified in February 2011. In March 2011, United reached a tentative agreement on a labor contract with the IBT which represents United’s maintenance technicians and related employees. The agreement covers approximately 5,500 United maintenance technicians and related employees located throughout the United States.

Certain unions have filed applications seeking single carrier findings by the NMB for purposes of union representation. If the NMB determines that United and Continental are considered a single carrier, the NMB may order an election if there is a difference in union representation between the employee groups. Until the union representation issues are resolved, the incumbent unions will continue to represent those employee groups they currently represent. In December 2010, ALPA filed for a single carrier finding with the NMB although there is no dispute as to which union represents the pilot groups. In January 2011, the IAM filed two separate applications seeking single carrier findings by the NMB for fleet service and stores/stock clerk employees. Also in January 2011, the AFA filed a similar request with the NMB for United and Continental flight attendants. In April 2011, the NMB ruled that United and Continental are now operating as a single carrier for union representation of flight attendants, permitting the NMB to begin the union representation election process for that group. Additional rulings for single carrier status are pending for the three other employee groups. The Company anticipates that other applications will be filed by various unions covering other groups of employees.

The outcome of labor negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

NOTE 9 — DEBT

Substantially all of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and, in the case of United, loyalty program intangible assets. As of March 31, 2011, UAL, United and Continental were in compliance with their respective debt covenants.

In the first quarter of 2011, UAL repurchased all of its $150 million face value 5% Senior Convertible Notes due in 2021 with cash after substantially all of the notes were put to UAL by the noteholders.

NOTE 10 — SPECIAL CHARGES

For the three months ended March 31, special charges consisted of the following (in millions):

2011	UAL	United	Continental Successor
Integration-related costs	$79	$74	$5
Gain on aircraft sales	(2)	—	(2)

Total	$77	$74	$3

2010	UAL	United	Continental Predecessor
Aircraft-related charges, net	$17	$17	$6
Salary and severance related	—	—	4
Other	1	1	—

Total	$18	$18	$10

Integration-related costs include costs to terminate certain service contracts that will not be used by the Company, costs to write-off system assets that are no longer used or planned to be used by the Company, and payments to third-party consultants to assist with integration planning and organization design. Integration-related costs also include salary and severance related costs primarily associated with administrative headcount reductions and compensation costs related to the integration.

During the first quarter of 2010, UAL and United recorded an asset impairment charge of $17 million which relates to a decrease in value of aircraft-related assets. During the first quarter of 2010, Continental recorded $6 million of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

2011 Activity	Severance/ Medical Costs	Permanently Grounded Aircraft
UAL
Balance at December 31, 2010	$102	$41
Increase (decrease) in accrual	(11)	1
Payments	(10)	(4)

Balance at March 31, 2011	$81	$38

United
Balance at December 31, 2010	$42	$41
Increase (decrease) in accrual	8	1
Payments	(5)	(4)

Balance at March 31, 2011	$45	$38

Continental — Successor
Balance at December 31, 2010	$60	$—
Increase (decrease) in accrual	(19)	—
Payments	(5)	—

Balance at March 31, 2011	$36	$—

The severance-related accrual as of March 31, 2011, which primarily relates to the integration of United and Continental, is expected to be paid in 2011. Lease payments for grounded aircraft are expected to be paid through 2013.

2010 Activity	Severance/ Medical Costs	Permanently Grounded Aircraft
UAL
Balance at December 31, 2009	$45	$83
Increase (decrease) in accrual	(2)	2
Payments	(14)	(18)

Balance at March 31, 2010	$29	$67

United
Balance at December 31, 2009	$45	$83
Increase (decrease) in accrual	(2)	2
Payments	(14)	(18)

Balance at March 31, 2010	$29	$67

Continental — Predecessor
Balance at December 31, 2009	$14	$—
Increase (decrease) in accrual	4	—
Payments	(5)	—

Balance at March 31, 2010	$13	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to all of UAL, United and Continental.

This Quarterly Report on Form 10-Q is a combined report of UAL, United, and Continental including their respective consolidated financial statements. As UAL consolidates United and Continental for financial statement purposes, disclosures that relate to United activities also apply to UAL and, effective October 1, 2010, disclosures that relate to Continental Successor activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

United and Continental transport people and cargo through their mainline operations, which utilize full-sized jet aircraft, and regional operations, which utilize smaller aircraft that are operated under contract by United Express, Continental Express and Continental Connection carriers. United and Continental together serve virtually every major market around the world, either directly or through participation in the Star Alliance®, the world’s largest airline network. Based on annual flight schedules as of April 1, 2011, United Continental Holdings, Inc. offers approximately 5,700 daily departures to 375 destinations through its United and Continental subsidiaries and their regional affiliates.

First Quarter Financial Highlights

•

UAL’s first quarter 2011 net loss was $136 million, or $0.41 diluted loss per share, excluding $77 million of special charges. On a GAAP basis, UAL’s first quarter 2011 net loss was $213 million, or $0.65 diluted loss per share.

•

UAL’s passenger revenue and cargo revenue increased 10.2% and 7.0%, respectively, during the first quarter of 2011 as compared to the first quarter of 2010, excluding the impact of Continental’s operations following the close of the merger, primarily due to increasing demand resulting from improving global economic conditions.

•

Offsetting the improvement in revenue was a 25.3% year-over-year increase in UAL’s first quarter 2011 fuel cost, excluding the impact of the merger. This increase was primarily due to higher market prices for fuel.

•	UAL’s operating income was $34 million during the first quarter of 2011 as compared to operating income of $76 million in the first quarter of 2010.

•	UAL’s unrestricted cash, cash equivalents and short-term investments totaled a record $8.9 billion at March 31, 2011.

First Quarter Operational Highlights

•

UAL’s consolidated traffic decreased 0.7% while capacity increased 1.1% during the first quarter of 2011 as compared to the first quarter of 2010, excluding the impact of Continental’s operations following the close of the merger.

•

For the quarter ended March 31, 2011, United and Continental achieved solid results in the U.S. Department of Transportation (“DOT”) on-time arrival rate and completion factor. United and Continental recorded a DOT on-time arrival rate of 82.7% and 76.6%, respectively, and a completion factor of 97.9% and 97.6%, respectively, for the first quarter. The on-time arrival rates are based on domestic flights arriving within 14 minutes of scheduled arrival time according to data published in the DOT Air Travel Consumer Report.

•	Continental took delivery of two Boeing 737-800 aircraft during the first quarter of 2011.

•	During the first quarter of 2011, UAL installed flat-bed seats on one of its Boeing 777 aircraft and ten of its Boeing 757-200 aircraft.

Outlook

Due to significant increases in fuel prices, UAL plans to reduce consolidated capacity from its previous 2011 projections by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable routes. As compared to 2010 pro-forma capacity, UAL expects its full-year 2011 consolidated capacity to be roughly flat year-over-year, its full-year 2011 international capacity to be up 3.0% to 4.0% and full-year 2011 domestic capacity to be down 2.0% to 3.0% year-over-year. UAL is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and will be taking other cost-saving measures.

Integration

While United and Continental continued to operate as two separate airlines, the Company made progress toward integrating products, services and policies during the quarter. The Company announced that it will retain United’s Economy Plus seating and expand the option to Continental aircraft beginning in 2012. United’s and Continental’s check-in and ticket counter facilities are now co-located at 36 airports, and more than 30 percent of the total fleet, or 460 aircraft, including the first Boeing 747-400, are now repainted in the new United livery. During the quarter, the Company introduced its 2011 business plan that outlines the Company’s most important goals for the year, and new perfect-attendance, profit-sharing and pass-travel programs for employees.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three months ended March 31, 2011 as compared to the corresponding period in 2010.

To provide a more meaningful comparison of UAL’s 2011 financial performance to 2010, we have quantified the increases relating to our operating results that are due to the inclusion of Continental’s operations after the merger date. The increases due to the merger, presented in the tables below, represent actual Continental results for the first quarter of 2011, net of eliminations. Intercompany transactions were immaterial.

UAL recorded a net loss of $213 million in the first quarter of 2011 as compared to a net loss of $82 million in the first quarter of 2010. Excluding special items, UAL had a net loss of $136 million in the first quarter of 2011 as compared to a net loss of $93 million in the first quarter of 2010. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $34 million for the first quarter of 2011, as compared to $76 million for the first quarter of 2010. Significant components of our operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase Due to Merger	$ Increase (Decrease) Excluding Merger Impact	% Change Excluding Merger Impact
Operating Revenue	$8,202	$4,241	$3,961	$3,527	$434	10.2
Operating Expenses	8,168	4,165	4,003	3,500	503	12.1

Operating Income	34	76	(42)	27	(69)	(90.8)
Nonoperating Expense	(245)	(158)	87	72	15	9.5
Income taxes and equity in earnings of affiliates	(2)	—	2	2	—	NM

Net Loss	$(213)	$(82)	$131	$47	$84	102.4

NM — Not meaningful

Certain consolidated statistical information for UAL’s operations for the three months ended March 31 is as follows:

	2011 (a)	2010	Change	Increase due to Merger		Change Excluding Merger Impact		% Change Excluding Merger Impact
Passengers (thousands) (b)	32,589	18,818	13,771	14,495		(724)		(3.8)
Revenue passenger miles (“RPMs”) (millions) (c)	46,964	26,480	20,484	20,662		(178)		(0.7)
Available seat miles (“ASMs”) (millions) (d)	60,172	32,948	27,224	26,846		378		1.1
Passenger load factor (e)	79.0%	80.4%	(1.4) pts.	(a	)	(a	)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.09	11.10	0.99	(a	)	(a	)	8.9
Average yield per revenue passenger mile (cents) (f)	15.32	13.81	1.51	(a	)	(a	)	10.9
Cost per available seat mile (“CASM”) (cents)	14.01	12.64	1.37	(a	)	(a	)	10.8
Average price per gallon of fuel, including fuel taxes	$2.72	$2.20	$0.52	(a	)	(a	)	23.6
Fuel gallons consumed (millions)	960	548	412	404		8		1.5
Average full-time equivalent employees	82,000	42,800	39,200	39,400		(200)		(0.5)

(a)	The per unit measures in the 2011 period represent United only measures to provide a better comparison to 2010 due to the impact of the merger.
(b)	The number of revenue passengers measured by each flight segment flown.
(c)	The number of scheduled miles flown by revenue passengers.
(d)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e)	Revenue passenger miles divided by available seat miles.
(f)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenues for the three months ended March 31 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger — Mainline	$5,763	$2,869	$2,894	$2,623	$271	9.4
Passenger — Regional	1,424	788	636	533	103	13.1

Total passenger revenue	7,187	3,657	3,530	3,156	374	10.2
Cargo	283	157	126	115	11	7.0
Other operating revenue	732	427	305	256	49	11.5

	$8,202	$4,241	$3,961	$3,527	$434	10.2

The table below presents selected passenger revenues and operating data, excluding merger impacts, broken out by geographic region, expressed as first quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2010:
Passenger revenue (in millions)	$79	$97	$45	$50	$271	$103	$374
Passenger revenue	5.0%	15.3%	8.4%	42.7%	9%	13.1%	10.2%
Average fare per passenger	13.4%	17.9%	9.2%	10.0%	15.8%	13.9%	14.6%
Yield (a)	10.2%	13.6%	7.9%	16.5%	11.0%	8.6%	10.9%
PRASM	11.3%	10.4%	(0.7)%	9.3%	8.9%	7.7%	9.0%
Average length of aircraft flight (miles) (b)	2.4%	1.8%	(0.8)%	(7.9)%	5.0%	1.4%	2.8%
Passengers	(7.4)%	(2.2)%	(0.7)%	29.8%	(5.5)%	(0.7)%	(3.8)%
RPMs	(4.7)%	1.5%	0.5%	22.6%	(1.4)%	4.1%	(0.7)%
ASMs	(5.7)%	4.4%	9.1%	30.5%	0.5%	4.9%	1.1%
Passenger load factor (points)	0.8	(2.4)	(6.0)	(4.9)	(1.5)	(0.6)	(1.5)

(a)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs.
(b)	Seat-weighted stage length calculated as total ASMs divided by the number of seat departures.

Excluding the impact of the merger, consolidated passenger revenue in the first quarter of 2011 increased approximately $374 million as compared to the year-ago period primarily due to improved pricing as consolidated average fare per passenger and yield increased by 14.6% and 10.9%, respectively. The increase in pricing was due to strengthening economic conditions and capacity discipline. Higher volumes of both business travelers and international premium cabin passengers drove improvements in both average fare per passenger and yield. Premium cabin passengers account for a large share of revenues and the increase in the volume of such passengers had a leveraged benefit on revenues. Average fares per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Effective January 1, 2011, UAL adopted the provisions of ASU 2009-13 which increased UAL passenger revenue by approximately $55 million, consisting of $38 million and $17 million for United and Continental, respectively, as compared to passenger revenue that would have been recorded under the historical method of accounting. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Due to the decline in demand for travel to Japan following the March 11, 2011 earthquake and tsunami, UAL’s first-quarter consolidated passenger revenue decreased approximately $30 million.

Excluding the impact of the merger, cargo revenues increased by $11 million, or 7%, in the first quarter of 2011 as compared to the first quarter of 2010 due to the effects of an improving economy and higher fuel surcharge rates, which were partially offset by lower volume.

Operating Expenses. The table below includes data related to UAL’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$2,672	$1,207	$1,465	$1,160	$305	25.3
Salaries and related costs	1,806	990	816	818	(2)	(0.2)
Regional capacity purchase	573	388	185	192	(7)	(1.8)
Landing fees and other rent	473	257	216	220	(4)	(1.6)
Aircraft maintenance materials and outside repairs	439	222	217	149	68	30.6
Depreciation and amortization	388	221	167	161	6	2.7
Distribution expenses	350	172	178	163	15	8.7
Aircraft rent	253	81	172	172	—	—
Special charges	77	18	59	3	56	NM
Other operating expenses	1,137	609	528	462	66	10.8

	$8,168	$4,165	$4,003	$3,500	$503	12.1

Excluding the impact of the merger, aircraft fuel expense increased $305 million, or 25%, year-over-year due to a 32% increase in fuel prices, which was partially offset by a year-over-year increase in fuel hedge gains. As of March 31, 2011, UAL, including United and Continental, had $610 million in unrealized fuel hedge gains recorded as a component of AOCI. Such gains will be recognized in earnings within the next twelve months if the gains are not reversed through changes in market prices prior to expiration of the contracts. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2011 as compared to the year-ago period, excluding merger impacts. See Note 6 to the financial statements in Part I, Item 1 of this report for additional details regarding fuel hedge gains.

	(In millions)			Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Fuel purchase cost	$1,637	$1,223	33.9	$2.94	$2.23	31.9
Fuel hedge gains	(125)	(16)	NM	(0.22)	(0.03)	NM

Total aircraft fuel expense	$1,512	$1,207	25.3	$2.72	$2.20	23.5

Total fuel consumption (gallons)	556	548	1.5

Excluding the impact of the merger, aircraft maintenance materials and outside repairs increased $68 million, or 31%, in the first quarter of 2011 as compared to the year-ago period primarily due to increased rates on aircraft maintenance and the timing of mainframe events.

Excluding the impact of the merger, distribution expenses increased $15 million, or 9%, during the first quarter of 2011 as compared to the year-ago period, which was primarily due to the impact of higher passenger revenue in 2011.

Details of UAL’s special charges include the following for the three months ended March 31 (in millions):

	2011	2010
Aircraft-related impairments	$—	$17
Integration-related costs	79	—
Other	(2)	1

Total special charges	$77	$18

In the first quarter of 2011, UAL’s special charges of $77 million primarily relate to the integration of United’s and Continental’s operations, as further described in Note 10 to the financial statements included in Part I, Item 1 of this report. In the first quarter of 2010, UAL recorded asset impairments of $17 million which primarily relate to the decrease in value of aircraft-related assets.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

			Favorable/(Unfavorable)
	2011	2010	$ Change	$ Merger Impact	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(254)	$(185)	$(69)	$(82)	$13	7.0
Interest income	4	1	3	2	1	100.0
Interest capitalized	6	2	4	4	—	—
Miscellaneous, net	(1)	24	(25)	4	(29)	NM

Total	$(245)	$(158)	$(87)	$(72)	$(15)	(9.5)

Excluding the impact of the merger, interest expense decreased $13 million, or 7%, compared to the year-ago period primarily due to a decrease in debt outstanding during the first quarter of 2011 as compared to debt outstanding during the year-ago period.

Excluding the impact of the merger, the unfavorable variance of miscellaneous, net in the first quarter of 2011 as compared to the year-ago period was due to the $21 million gain related to the repayment of certain EETC debt instruments during the first quarter of 2010.

Income Taxes. Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following: changes in the valuation allowance, expenses that are not deductible for federal income tax purposes, and foreign and state income taxes. We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. As a result, our pre-tax losses for the three month periods ended March 31, 2011 and 2010 were not reduced by any tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2011, UAL had a record $8.9 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $8.7 billion at December 31, 2010. At March 31, 2011, UAL also had $425 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At March 31, 2011, UAL had approximately $14.6 billion of debt and capital lease obligations, including $2.5 billion that will become due in the next 12 months. Debt maturities in the next twelve months include UAL’s $726 million 4.5% Senior Limited-Subordination Convertible Notes due 2021 that can be put to UAL in June and which we expect to settle in cash. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

United has a $255 million revolving loan commitment available under its Amended Credit Facility. As of March 31, 2011, United had used $225 million of the commitment capacity for letters of credit. Unless this facility is renewed or replaced, these letters of credit will likely be replaced with cash collateral by the fourth quarter of 2011. Through a separate arrangement, United has an additional $150 million available under an unused credit facility.

As of March 31, 2011 a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets were pledged under various loan and other agreements. The Company has limited undrawn lines of credit and most of our otherwise readily financeable assets are encumbered. The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable. Although access to the capital markets has improved, as evidenced by financing transactions in 2010, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all). We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	“B2”	B- (outlook positive)
United	B	“B2”	B- (outlook positive)
Continental	B	“B2”	B- (outlook positive)

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company, and/or increase the amount of reserves required under Continental’s card processing agreement with JPMorgan Chase and its affiliates, as discussed in Note 8 to the financial statements in Part I, Item 1 of this report.

Sources and Uses of Cash

Operating Activities. UAL’s cash flows provided by operations for the three months ended March 31, 2011 were $1.0 billion compared to $482 million in the same period in 2010. Continental’s cash flow from operations contributed $218 million of the increase in the 2011 period.

Excluding the impact of Continental, UAL’s cash flows from operations increased by $225 million due to a first quarter 2011 year-over-year increase in advance ticket sales. The increase in advance ticket sales was due to increased future bookings and higher fares. UAL also had a $178 million increase in cash collateral posted from counterparties for its fuel hedges during the quarter. This was offset by payments of $165 million in United profit sharing and related payroll taxes during the first quarter of 2011.

Investing Activities. UAL’s capital expenditures were $205 million and $51 million in the three months ended March 31, 2011 and 2010, respectively. Capital expenditures for the three months ended March 31, 2011 included $41 million related to the acquisition of four aircraft which were being operated under leases and which were immediately sold to third parties upon acquisition for proceeds of $33 million. UAL’s capital expenditures in the first quarter of 2011 were also higher, as compared to the year-ago period, due to the impact of Continental’s capital expenditures, premium seat upgrades, and improvements related to UAL’s Chicago headquarters. In addition to capital expenditures during the first quarter of 2011, UAL acquired two aircraft through the issuance of debt, as discussed under Financing Activities below. The purchase of short-term investments increased by $109 million in the first quarter of 2011 due to the investment of higher cash balances as compared to the year-ago period.

Financing Activities. During the first quarter of 2011, UAL made debt and capital lease payments of $653 million. These payments include $150 million related to UAL’s 5% Senior Convertible Notes, as discussed in Note 9 to the financial statements in Part I, Item 1 of this report.

UAL received $96 million during the first quarter of 2011 from Continental’s December 2010 pass-through trust financing. The proceeds in the first quarter of 2011 related to the financing of two new and two currently owned aircraft. The proceeds related to the two currently owned aircraft were used for general corporate purposes. As noted in Investing Activities above, the financing proceeds related to the acquisition of two new aircraft are not reflected as a financing activity in the consolidated statement of cash flows as the funds are distributed directly to the aircraft supplier. See the 2010 Annual Report for additional information related to this financing.

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs. Proceeds of $568 million from this financing were used to complete the prepayment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million were primarily used for general corporate purposes. UAL also received cash proceeds of $21 million from the distribution of United’s Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs. Proceeds of $493 million from this financing were used to prepay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million were primarily used for general corporate purposes.

In addition to the early retirement of EETCs, UAL used cash of $170 million for long-term debt and capital lease payments during the three months ended March 31, 2010.

Commitments, Contingencies and Liquidity Matters

As described in the Company’s 2010 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the Company’s 2010 Annual Report and Notes 4, 6 and 8 to the financial statements contained in Part I, Item 1 of this report for information related to these matters.

Reconciliation of GAAP to non-GAAP Financial Measures

The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor UAL’s performance on a consistent basis. Special items relate to activities that are not central to our ongoing operations. A reconciliation of net loss and loss per share to the non-GAAP financial measure of net loss and loss per share, excluding special items, for the three months ended March 31 is as follows (in millions, except per share amounts):

	Net Loss 2011	Loss per Share 2011	Net Loss 2010
Net loss — GAAP	$(213)	$(0.65)	$(82)
Special charges	77	0.24	18
Operating non-cash MTM gain	—	—	(31)
Other items	—	—	2

Net loss excluding special items - non-GAAP	$(136)	$(0.41)	$(93)

United and Continental — Results of Operations

United

The following table presents information related to United’s results of operations for the three months ended March 31 (in millions, except percentage changes):

	2011	2010	% Change

Operating Revenue:
Passenger revenue	$4,030	$3,657	10.2
Cargo and other revenue	646	586	10.2

Total revenue	$4,676	$4,243	10.2

Operating Expenses:
Aircraft fuel	$1,512	$1,207	25.3
Salaries and related costs	987	990	(0.3)
Regional capacity purchase	382	388	(1.5)
Landing fees and other rent	252	257	(1.9)
Aircraft maintenance materials and outside repairs	292	222	31.5
Depreciation and amortization	227	221	2.7
Distribution expenses	187	172	8.7
Aircraft rent	81	81	—
Special charges	74	18	NM
Other operating expenses	674	608	10.9

Total operating expenses	$4,668	$4,164	12.1

Operating income	$8	$79	(89.9)
Nonoperating expense	(168)	(153)	9.8

United had a net loss of $160 million in the first quarter of 2011 as compared to a net loss of $74 million in the first quarter of 2010. Excluding the impact of the merger on UAL’s results of operations, United’s results of operations were consistent with UAL’s results discussed above. Prior to the merger, United was UAL’s only significant operating subsidiary. As compared to the first quarter of 2010, United’s consolidated revenue increased $433 million, or 10%, to $4.7 billion for the quarter ended March 31, 2011. This increase was primarily due to an improvement in global economic conditions, which in turn resulted in higher average fares, as discussed in UAL’s results of operations above. Average fares were also higher due to fare increases implemented in response to higher fuel prices.

Aircraft fuel expense increased $305 million in the first quarter of 2011 as compared to the year-ago period, which was primarily driven by increased market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge gains were $125 million and $16 million in the three months ended March 31, 2011 and 2010, respectively. Hedge gains were higher as a result of increases in the price of fuel above the prices in United’s hedge contracts.

Aircraft maintenance materials and outside repairs increased $70 million, or 32%, in the first quarter of 2011 as compared to the year-ago period, primarily due to increased rates and volume on aircraft maintenance.

Distribution expenses increased $15 million, or 9%, in the first quarter of 2011 as compared to the year-ago period, which was primarily due to increased passenger revenues.

Special charges increased $56 million in the first quarter of 2011 as compared to the year-ago period, primarily due to costs associated with the integration of United and Continental, as discussed above.

United’s nonoperating expense increased $15 million, or 10%, in the first quarter of 2011 as compared to 2010. Excluding the merger impact discussed above, United’s interest expense is consistent with UAL’s interest expense, except for approximately $5 million of interest expense from UAL’s $345 million 6% Senior Convertible Notes due 2029 that are not outstanding at United.

Continental

As a result of the application of acquisition accounting effective October 1, 2010, the financial statements prior to October 1, 2010 are not comparable with the financial statements after October 1, 2010. The following table presents information related to Continental’s results of operations for the three months ended March 31 (in millions, except percentage changes):

	Successor	Predecessor	% Change
	2011	2010
Operating Revenue:
Passenger revenue	$3,156	$2,758	14.4
Cargo and other revenue	402	405	(0.7)

Total revenue	$3,558	$3,163	12.5

Operating Expenses:
Aircraft fuel	1,160	874	32.7
Salaries and related costs	805	796	1.1
Regional capacity purchase	192	196	(2.0)
Landing fees and other rent	220	213	3.3
Aircraft maintenance materials and outside repairs	149	142	4.9
Depreciation and amortization	161	134	20.1
Distribution expenses	163	145	12.4
Aircraft rent	172	229	(24.9)
Special charges	3	10	NM
Other operating expenses	504	474	6.3

Total operating expenses	$3,529	$3,213	9.8

Operating income (loss)	$29	$(50)	NM
Nonoperating expense	(84)	(96)	(12.5)

Continental’s operating income and net loss in the first quarter of 2011 were $29 million and $57 million, respectively, as compared to an operating loss and net loss of $50 million and $146 million, respectively, in the first quarter of 2010. This improvement was largely due to the improvement in global economic conditions following the severe recession in 2009, consistent with the improvement in UAL’s and United’s results described above.

Total revenues increased 13% in the first quarter of 2011 as compared to 2010, primarily due to higher passenger fares, driven by improving global economic conditions, increased demand for air travel and fare increases due to higher fuel prices.

Aircraft fuel expense increased 33% as compared to 2010, primarily due to an increase in the market prices of aircraft fuel. Fuel hedge gains were $29 million and $4 million in first quarter of 2011 and 2010, respectively.

Aircraft rent decreased 25% in the first quarter of 2011 as compared to 2010, primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

Continental’s nonoperating expense in the first quarter of 2011 includes a net loss of $12 million associated with marking to market the fair value of Continental’s derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net loss and the related derivatives are only reflected in the Continental stand-alone financial statements. See Note 5 to the financial statements included in Part I, Item 1 of this report for additional information.

Critical Accounting Policies

See Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report for a discussion of the Company’s critical accounting policies. Also see Note 1 to the financial statements included in Part I, Item 1 of this report for a discussion of changes in accounting for revenue due to the adoption of new accounting policies.

Forward-Looking Information

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., Risk Factors of the 2010 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2011, UAL’s projected consolidated fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallon)	% of Expected Consumption	Weighted Average price (per gallon)
Remainder of 2011
Heating oil swaps	6%	$2.21	6%	$2.21
Heating oil call options	6	2.22	N/A	N/A
Heating oil collars	7	3.34	7	2.57
WTI crude oil swaps	14	2.14	14	2.14
WTI crude oil call options	10	2.30	N/A	N/A
WTI crude oil collars	1	2.25	1	1.55

Total	44%		28%

As of March 31, 2011, UAL had hedged 6% of projected first quarter 2012 fuel consumption.

At March 31, 2011, UAL fuel derivatives were in a net asset position of $695 million. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H (2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL, United and Continental to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of March 31, 2011, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2011

Except as set forth below, during the three months ended March 31, 2011, there were no changes in UAL’s, United’s or Continental’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On October 1, 2010, UAL and Continental completed the merger transaction. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to the legal proceedings below, UAL and United are parties to other legal proceedings as described in the 2010 Annual Report.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission (the “Commission”) and the United States Department of Justice (the “DOJ”) commenced an international investigation into a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. Competition law enforcement agencies in other jurisdictions followed suit, opening their own investigations. The DOJ issued a grand jury subpoena to United and the Commission conducted an inspection at the Company’s offices in Frankfurt. On November 12, 2010, the Commission formally closed all proceedings as they related to United, and as of February 15, 2011 the DOJ’s investigation as it related to United was effectively brought to an end.

On December 15, 2008, the New Zealand Commerce Commission issued Notices of Proceeding and Statements of Claim in the High Court in Auckland against 13 airlines, including United, for alleged cartel activity in the air cargo market. The Statements of Claim alleged that airlines throughout the world colluded to raise the price of shipping cargo through the implementation of fuel and security surcharges. On March 18, 2011, the New Zealand Commerce Commission discontinued its proceeding against United, effectively withdrawing its allegations of wrongdoing and bringing this matter to an end. Proceedings against other airlines are still pending.

See Part I, Item 3, Legal Proceedings, of the 2010 Annual Report for additional information on the air cargo and passenger surcharge investigations that remain pending.

Travel Agency Litigation

During the period between 1997 and 2001, Continental and United each independently reduced or capped the base commissions paid to domestic travel agents and soon thereafter eliminated those base commissions. These actions were similar to those taken by other air carriers. Continental and United were thereafter named as defendants, along with several other air carriers, in two lawsuits brought by travel agencies alleging violations of antitrust laws as a result of such actions. On October 29, 2007, the judge for the consolidated lawsuit dismissed the cases, and that dismissal was affirmed by the U.S. Court of Appeals for the Sixth Circuit. The plaintiffs then filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, which was denied on January 10, 2011. The plaintiffs in one of the lawsuits alleged that certain claims raised in their lawsuit were not, in fact, dismissed. Those plaintiffs’ claims have been settled and their lawsuit was dismissed on April 1, 2011, effectively ending all litigation in this matter.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2010 Annual Report for a detailed discussion of the risk factors affecting UAL, United and Continental.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION

After the May 2010 announcement of the merger agreement, the Pension Benefit Guaranty Corporation (the “PBGC”) requested certain information from Continental to assess the merger’s impact on Continental’s qualified defined benefit programs. Subsequently, shortly before the closing of the merger, the PBGC took the position that the merger would constitute a

“fundamental change” under the indenture (the “PBGC Indenture”) governing UAL’s 6% Senior Notes due 2031 held by the PBGC (the “6% Senior Notes”), which would require UAL to offer to redeem the $615 million outstanding principal amount of the 6% Senior Notes at par, payable in cash or shares of UAL common stock. UAL strongly believes, based on the language of the PBGC Indenture, market practice and relevant statutes and case law, that the merger did not constitute a “fundamental change” under the PBGC Indenture and that the PBGC’s position is without merit. In the unlikely event that the PBGC were to prevail in its position that the merger constituted a “fundamental change”, the redemption of the 6% Senior Notes could require the prepayment of amounts outstanding under United’s Amended Credit Facility, 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013, which aggregated $2.1 billion principal amount as of March 31, 2011. UAL believes that, if such redemption were required, UAL has adequate liquidity to satisfy such obligations and that new financings could be arranged substantially replacing the amounts prepaid, although potentially on not as favorable terms.

On September 30, 2010, the PBGC, UAL and Continental entered into a standstill agreement providing that, on or before January 31, 2011, they will not initiate any court or administrative proceeding regarding Continental’s qualified defined benefit programs or the 6% Senior Notes, in each case as they relate to the consummation of the merger, or to assert in any court or administrative proceeding that the merger did or did not constitute a “fundamental change” under the PBGC Indenture. In addition, the PBGC and Continental agreed on a schedule for providing the information requested by the PBGC relating to Continental’s qualified defined benefit programs. The parties also agreed to use commercially reasonable efforts to resolve their disagreements with respect to the PBGC Indenture and the production of information by Continental. Continental provided to the PBGC the information that the PBGC requested. In a notice dated March 21, 2011, the PBGC informed Continental that it would be taking no action at the present time with respect to Continental’s qualified defined benefit programs as a result of the merger.

Although the standstill agreement has expired, the parties continue to try to resolve the remaining issue with respect to the PBGC Indenture. UAL cannot predict any further action that may be taken by the PBGC. Although there can be no assurance as to any particular outcome, UAL believes that the remaining issue under the PBGC Indenture will be resolved in a manner that will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6. EXHIBITS.

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

United Continental Holdings, Inc.
(Registrant)

Date:	April 21, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	April 21, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date:	April 21, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	April 21, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date:	April 21, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	April 21, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Exhibit
^ 10.1	UAL Continental	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated as of March 2, 2011, between The Boeing Company and Continental

31.1	UAL	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.1	UAL	XBRL Instance Document

**101.2	UAL	XBRL Taxonomy Extension Schema Document

**101.3	UAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	UAL	XBRL Taxonomy Extension Labels Linkbase Document

**101.5	UAL	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.