Form 10-Q
period 2011-06-30
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2011-07-26
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc.	Delaware	36-2675207
77 W. Wacker Drive, Chicago, Illinois 60601
(312) 997-8000

001-11355	United Air Lines, Inc.	Delaware	36-2675206
77 W. Wacker Drive, Chicago, Illinois 60601
(312) 997-8000

001-10323	Continental Airlines, Inc.	Delaware	74-2099724
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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2011 is shown below:

United Continental Holdings, Inc.	330,773,503 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for Continental Airlines, Inc. common stock.

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

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended June 30, 2011

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
United Continental Holdings, Inc.:
Statements of Consolidated Operations	3
Consolidated Balance Sheets	4
Condensed Statements of Consolidated Cash Flows	6

United Air Lines, Inc.:
Statements of Consolidated Operations	7
Consolidated Balance Sheets	8
Condensed Statements of Consolidated Cash Flows	10

Continental Airlines, Inc.:
Statements of Consolidated Operations	11
Consolidated Balance Sheets	12
Condensed Statements of Consolidated Cash Flows	14

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6. Exhibits	57
Signatures	58
Exhibit Index	59

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Passenger:
Mainline	$6,864	$3,532	12,627	$6,401
Regional	1,742	962	3,166	1,750

Total passenger revenue	8,606	4,494	15,793	8,151
Cargo	316	190	599	347
Special revenue item (Note 1)	107	—	107	—
Other operating revenue	780	477	1,512	904

	9,809	5,161	18,011	9,402

Operating expenses:
Aircraft fuel	3,227	1,486	5,899	2,693
Salaries and related costs	1,916	1,061	3,722	2,051
Regional capacity purchase	615	405	1,188	793
Landing fees and other rent	502	271	975	528
Aircraft maintenance materials and outside repairs	444	245	883	467
Depreciation and amortization	385	223	773	444
Distribution expenses	375	198	725	370
Aircraft rent	252	81	505	162
Special charges (Note 10)	146	106	223	124
Other operating expenses	1,139	644	2,276	1,253

	9,001	4,720	17,169	8,885

Operating income	808	441	842	517

Nonoperating income (expense):
Interest expense	(250)	(178)	(504)	(363)
Interest income	5	2	9	3
Interest capitalized	8	3	14	5
Miscellaneous, net	(29)	3	(30)	28

	(266)	(170)	(511)	(327)

Income before income taxes	542	271	331	190
Income tax expense (benefit)	4	(2)	6	(1)

Net income	$538	$273	$325	$191

Earnings per share, basic	$1.63	$1.62	$0.98	$1.14

Earnings per share, diluted	$1.39	$1.29	$0.88	$0.96

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,519	$8,069
Short-term investments	1,060	611

Total unrestricted cash, cash equivalents and short-term investments	8,579	8,680
Restricted cash	46	37
Receivables, less allowance for doubtful accounts (2011 — $6; 2010 — $6)	1,863	1,613
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $74; 2010 — $64)	508	466
Deferred income taxes	622	591
Prepaid expenses and other	773	658

	12,391	12,045

Operating property and equipment:
Owned—
Flight equipment	15,618	15,181
Other property and equipment	2,993	2,890

	18,611	18,071
Less — accumulated depreciation and amortization	(3,421)	(2,858)

	15,190	15,213

Purchase deposits for flight equipment	304	230
Capital leases—
Flight equipment	1,474	1,741
Other property and equipment	221	217

	1,695	1,958
Less — accumulated amortization	(499)	(456)

	1,196	1,502

	16,690	16,945

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $587; 2010 — $504)	4,815	4,917
Restricted cash, cash equivalents and investments	358	350
Investments	101	103
Other, net	816	715

	10,613	10,608

	$39,694	$39,598

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,497	$2,998
Frequent flyer deferred revenue	2,491	2,582
Accounts payable	1,999	1,805
Accrued salaries and benefits	1,229	1,470
Current maturities of long-term debt	1,389	2,411
Current maturities of capital leases	138	252
Other	1,019	1,127

	12,762	12,645

Long-term debt	11,101	11,434
Long-term obligations under capital leases	970	1,036

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,355	3,491
Postretirement benefit liability	2,383	2,344
Pension liability	1,458	1,473
Advanced purchase of miles	1,545	1,159
Deferred income taxes	1,618	1,585
Lease fair value adjustment, net	1,246	1,371
Other	1,314	1,333

	12,919	12,756

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 330,766,357 and 327,922,565 shares at June 30, 2011 and December 31, 2010, respectively	3	3
Additional capital invested	7,106	7,071
Accumulated deficit	(5,378)	(5,703)
Stock held in treasury, at cost	(31)	(31)
Accumulated other comprehensive income	242	387

	1,942	1,727

	$39,694	$39,598

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$325	$191
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation and amortization	773	444
Amortization of debt and lease fair value adjustment	(119)	8
Special items, non-cash portion (Notes 1 and 10)	(48)	90
Increase in advance ticket sales	1,499	808
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(89)	(60)
Increase in receivables	(387)	(324)
Increase in accounts payable	202	123
Increase in other current assets	(251)	(83)
Increase (decrease) in other accrued liabilities	(224)	90
Net change in fuel hedge cash collateral	(29)	4
Other, net	106	65

Net cash provided by operating activities	1,758	1,356

Cash Flows from Investing Activities:
Capital expenditures	(350)	(124)
Aircraft purchase deposits paid, net	(70)	(42)
(Increase) decrease in restricted cash	(20)	43
Proceeds from sale of property and equipment	54	25
Purchases of short-term investments, net	(443)	—
Other, net	—	3

Net cash used in investing activities	(829)	(95)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	142	1,995
Payments of long-term debt	(1,477)	(1,274)
Principal payments under capital leases	(176)	(93)
Other, net	32	(25)

Net cash provided by (used in) financing activities	(1,479)	603

Increase (decrease) in cash and cash equivalents during the period	(550)	1,864
Cash and cash equivalents at beginning of the period	8,069	3,042

Cash and cash equivalents at end of the period	$7,519	$4,906

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$97	$—
Reclassification of debt to advanced purchases of miles	(270)	—
Reclassification of debt discount to other assets	60	—
8% Contingent Senior Unsecured Notes, net of discount	49	—
Interest paid in kind on UAL 6% Senior Notes	18	17

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Passenger:
Mainline	$3,745	$3,532	$6,884	$6,401
Regional	1,046	962	1,937	1,750

Total passenger revenue	4,791	4,494	8,821	8,151
Cargo	191	190	358	347
Special revenue item (Note 1)	88	—	88	—
Other operating revenue	500	479	979	908

	5,570	5,163	10,246	9,406

Operating expenses:
Aircraft fuel	1,833	1,486	3,345	2,693
Salaries and related costs	1,038	1,061	2,025	2,051
Regional capacity purchase	401	405	783	793
Landing fees and other rent	275	271	527	528
Aircraft maintenance materials and outside repairs	290	245	582	467
Depreciation and amortization	229	223	456	444
Distribution expenses	199	198	386	370
Aircraft rent	80	81	161	162
Special charges (Note 10)	90	106	164	124
Other operating expenses	698	644	1,372	1,252

	5,133	4,720	9,801	8,884

Operating income	437	443	445	522

Nonoperating income (expense):
Interest expense	(159)	(173)	(327)	(353)
Interest income	3	2	5	3
Interest capitalized	3	3	6	5
Miscellaneous, net	(3)	4	(8)	29

	(156)	(164)	(324)	(316)

Income before income taxes	281	279	121	206
Income tax benefit	—	(2)	—	(1)

Net income	$281	$281	$121	$207

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,107	$4,665
Short-term investments	155	—

Total unrestricted cash, cash equivalents and short-term investments	4,262	4,665
Restricted cash	46	37
Receivables, net of allowance for doubtful accounts (2011 — $5; 2010 — $5)	1,103	1,004
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $67; 2010 — $61)	243	321
Receivables from related parties	193	135
Deferred income taxes	350	373
Prepaid expenses and other	513	366

	6,710	6,901

Operating property and equipment:
Owned—
Flight equipment	9,021	8,718
Other property and equipment	2,161	2,086

	11,182	10,804
Less — accumulated depreciation and amortization	(3,032)	(2,717)

	8,150	8,087

Purchase deposits for flight equipment	54	51
Capital leases—
Flight equipment	1,474	1,741
Other property and equipment	52	49

	1,526	1,790
Less — accumulated amortization	(489)	(453)

	1,037	1,337

	9,241	9,475

Other assets:
Intangibles, less accumulated amortization (2011 — $503; 2010 — $473)	2,313	2,343
Restricted cash	198	190
Investments	96	97
Other, net	602	622

	3,209	3,252

	$19,160	$19,628

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$2,451	$1,536
Frequent flyer deferred revenue	1,540	1,703
Accounts payable	1,161	907
Accrued salaries and benefits	772	938
Current maturities of long-term debt	635	1,546
Current maturities of capital leases	135	249
Related party payables	61	63
Other	751	950

	7,506	7,892

Long-term debt	5,468	5,480
Long-term obligations under capital leases	792	858

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,184	2,321
Postretirement benefit liability	2,121	2,091
Pension liability	100	101
Advanced purchase of miles	1,275	1,159
Deferred income taxes	708	731
Other	956	972

	7,344	7,375

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 shares at both June 30, 2011 and December 31, 2010	—	—
Additional capital invested	3,428	3,421
Accumulated deficit	(5,368)	(5,489)
Accumulated other comprehensive income (loss)	(10)	91

	(1,950)	(1,977)

	$19,160	$19,628

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$121	$207
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Depreciation and amortization	456	444
Amortization of debt and lease fair value adjustment	8	8
Special items, non-cash portion (Notes 1 and 10)	(28)	90
Increase in advance ticket sales	915	808
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(180)	(60)
Increase in receivables	(257)	(324)
Increase in accounts payable	251	123
Increase in other current assets	(77)	(100)
Increase (decrease) in other accrued liabilities	(231)	88
Net change in fuel hedge cash collateral	(29)	4
Other, net	93	64

Net cash provided by operating activities	1,042	1,352

Cash Flows from Investing Activities:
Capital expenditures	(222)	(124)
Purchases of short-term investments, net	(153)	—
Aircraft purchase deposits paid, net	(3)	(42)
(Increase) decrease in restricted cash	(20)	43
Proceeds from sale of property and equipment	1	25
Other, net	—	3

Net cash used in investing activities	(397)	(95)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,995
Payments of long-term debt	(1,037)	(1,273)
Principal payments under capital leases	(175)	(93)
Other, net	9	(22)

Net cash provided by (used in) financing activities	(1,203)	607

Increase (decrease) in cash and cash equivalents during the period	(558)	1,864
Cash and cash equivalents at beginning of the period	4,665	3,036

Cash and cash equivalents at end of the period	$4,107	$4,900

Investing and Financing Activities Not Affecting Cash:
8% Contingent Senior Unsecured Notes, net of discount	$49	$—
Interest paid in kind on UAL 6% Senior Notes	18	17

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Operating revenue:
Passenger:
Mainline	$3,118	$2,635	$5,741	$4,892
Regional	696	616	1,229	1,117

Total passenger revenue	3,814	3,251	6,970	6,009
Cargo	126	111	241	213
Special revenue item (Note 1)	19	—	19	—
Other operating revenue	325	329	612	632

	4,284	3,691	7,842	6,854

Operating expenses:
Aircraft fuel	1,394	992	2,554	1,865
Salaries and related costs	864	822	1,669	1,618
Regional capacity purchase	214	205	406	402
Landing fees and other rent	228	215	448	428
Aircraft maintenance materials and outside repairs	154	131	303	273
Depreciation and amortization	156	122	317	256
Distribution expenses	177	161	340	306
Aircraft rent	173	230	345	459
Special charges (Note 10)	56	24	59	34
Other operating expenses	494	460	998	934

	3,910	3,362	7,439	6,575

Operating income	374	329	403	279

Nonoperating income (expense):
Interest expense	(88)	(92)	(171)	(187)
Interest income	2	2	4	4
Interest capitalized	4	6	8	13
Miscellaneous, net	(28)	(12)	(35)	(21)

	(110)	(96)	(194)	(191)

Income before income taxes	264	233	209	88
Income taxes	2	—	4	1

Net income	$262	$233	$205	$87

Earnings per share, basic		$1.67		$0.62

Earnings per share, diluted		$1.46		$0.60

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor
	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,406	$3,398
Short-term investments	904	611

Total unrestricted cash, cash equivalents and short-term investments	4,310	4,009
Receivables, net of allowance for doubtful accounts (2011 — $1; 2010 — $1)	760	609
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $7; 2010 — $3)	265	246
Deferred income taxes	273	225
Receivables from related parties	—	3
Prepaid expenses and other	262	185

	5,870	5,277

Operating property and equipment:
Owned—
Flight equipment	6,597	6,463
Other property and equipment	832	804

	7,429	7,267
Less — accumulated depreciation and amortization	(389)	(141)

	7,040	7,126
Purchase deposits for flight equipment	250	178

Capital leases — other property and equipment	168	168
Less — accumulated amortization	(10)	(3)

	158	165

	7,448	7,469

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $84; 2010 — $31)	2,504	2,575
Restricted cash, cash equivalents and investments	160	160
Other, net	413	375

	7,600	7,633

	$20,918	$20,379

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor
	(Unaudited)
	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$2,046	$1,463
Frequent flyer deferred revenue	951	879
Accounts payable	840	902
Accrued salaries and benefits	457	532
Current maturities of long-term debt	754	865
Related party payables	42	—
Current maturities of capital leases	3	3
Other	285	236

	5,378	4,880

Long-term debt	5,219	5,536
Long-term obligations under capital leases	178	178

Other liabilities and deferred credits:
Frequent flyer deferred revenue	1,170	1,170
Postretirement benefit liability	262	253
Pension liability	1,357	1,372
Lease fair value adjustment, net	1,250	1,374
Advanced purchase of miles	270	—
Deferred income taxes	834	784
Other	500	522

	5,643	5,475

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized and outstanding 1,000 shares at both June 30, 2011 and December 31, 2010	—	—
Additional capital invested	4,144	4,115
Retained earnings (accumulated deficit)	110	(95)
Accumulated other comprehensive income	246	290

	4,500	4,310

	$20,918	$20,379

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Successor	Predecessor
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash Flows from Operating Activities:
Net income	$205	$87
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Depreciation and amortization	317	256
Special items, non-cash portion (Notes 1 and 10)	(20)	16
Amortization of debt and lease fair value adjustment	(127)	—
Increase in advance ticket sales	583	654
Increase in frequent flyer deferred revenue and advanced purchase of miles	91	98
Increase in receivables	(185)	(180)
Increase (decrease) in accounts payable	(11)	116
Increase in other current assets	(133)	(184)
Increase (decrease) in other accrued liabilities	(34)	118
Other, net	30	20

Net cash provided by operating activities	716	1,001

Cash Flows from Investing Activities:
Capital expenditures	(127)	(148)
Aircraft purchase deposits paid, net	(67)	(84)
Proceeds from sale of property and equipment	52	25
Purchases of short-term investments, net	(291)	(124)
Other, net	1	(3)

Net cash used in investing activities	(432)	(334)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	142	225
Payments of long-term debt	(440)	(411)
Other, net	22	20

Net cash used in financing activities	(276)	(166)

Increase in cash and cash equivalents during the period	8	501
Cash and cash equivalents at beginning of the period	3,398	2,546

Cash and cash equivalents at end of the period	$3,406	$3,047

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$97	$—
Reclassification of debt to advanced purchases of miles	(270)	—
Reclassification of debt discount to other assets	60	—

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

Interim Financial Statements. The UAL, United and Continental unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The significant reclassifications are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). These reclassifications were made to conform the financial statement presentation of United and Continental. These financial statements should be read together with the information included in the 2010 Annual Report.

NOTE 1 - NEW ACCOUNTING PRONOUNCEMENTS

Multiple-Deliverable Revenue Arrangements

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

In the case of the sale of air transportation services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale that represents the fair value of the miles, as described further below. In the case of miles sold to third parties, historically we have had two primary revenue elements: marketing and air transportation.

The adoption of the Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), as described below, resulted in the revision of the accounting for certain aspects of the frequent flyer accounting.

Passenger Tickets

Effective January 1, 2011, the Company began applying the provisions of ASU 2009-13, which resulted in a change to the Company’s accounting for passenger ticket sales that include the issuance of miles that may be redeemed for free travel or other products or services at a future date. Under the Company’s accounting policy prior to January 1, 2011, the Company estimated the weighted average fair value of miles that were issued in connection with the sale of air transportation. The fair value of the miles was deferred and the residual amount of ticket proceeds was recognized as revenue at the time the air transportation was provided.

Effective January 1, 2011, the Company began applying the new guidance to determine the estimated selling price of the air transportation and miles as if each element were sold on a separate basis and allocating the total consideration to each of these elements on a pro rata basis. The estimated selling price of miles is computed using an estimated weighted average equivalent ticket value that is adjusted by a sales discount that considers a number of factors, including ultimate fulfillment expectations associated with miles sold in flight transactions to various customer groups.

As a result of the prospective adoption, the new accounting policy was only applied to new sales of air transportation in 2011. Generally, as compared to the historical accounting policy, for passenger tickets sold with miles earned, the new accounting policy decreases the value of miles that the Company records as deferred revenue and increases the passenger revenue recorded at the time air transportation is provided. Due to the average period from purchase of air transportation to the provision of air transportation, the new accounting policy was only applicable to a portion of the Company’s multiple element ticket transactions recorded during the three and six months ended June 30, 2011. The application of the new accounting method resulted in the following increases to revenue (in millions, except per share amounts):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	UAL	United	Continental	UAL	United	Continental
Revenue	$106	$66	$40	$161	$104	$57

Per basic share	$0.32			$0.49

Per diluted share	$0.27			$0.42

We estimate that application of the new accounting method in the remaining half of 2011 will increase UAL’s revenue as compared to revenue that would have been recorded under the historical method of accounting. The Company cannot reliably estimate the impact of ASU 2009-13 on its future revenue, because the impact depends on many factors, including the volume of air transportation sales with mileage credit components.

Co-branded Credit Card Partner Mileage Sales

United and Continental each had significant contracts to sell frequent flyer miles to their co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. On June 9, 2011, these contracts were modified and the Company entered into one agreement with Chase (the “Co-Brand Agreement”). The Company applied the provisions of ASU 2009-13 to the Co-Brand Agreement as a materially modified contract.

Under the Co-Brand Agreement and ASU 2009-13, we have identified five elements in the agreement: air transportation; use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage. The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the modified agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered.

The new guidance changed the allocation of arrangement consideration to the number of units of accounting; however, the pattern and timing of revenue recognition for those units did not change. The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned.

The application of the new accounting standard decreases the value of the air transportation deliverables related to the Co-Brand Agreement that the Company records as deferred revenue (and ultimately passenger revenue when redeemed awards are flown) and increases the value primarily of the marketing-related deliverables recorded in other revenue at the time these marketing-related deliverables are provided. Other than the effects disclosed in the “Special Revenue Item” section below, the impact of adoption of ASU 2009-13 did not have a significant impact on revenue during the second quarter of 2011 as compared to revenue that would have been recognized under the Company’s historical accounting method.

While revenue recognition is subject to fluctuation based on credit card sale volumes and frequent flyer redemption patterns, the Company expects, as a result of the Co-Brand Agreement, that other revenue will increase by approximately $70 million per quarter, with passenger revenue reduced by approximately $20 million per quarter for the remainder of the year. These estimates are subject to variability primarily depending on the volume of future transactions.

Pending new or materially modified contracts after January 1, 2011, certain other non-airline partners who participate in the loyalty programs and to which we sell miles remain subject to our historical residual accounting method.

Special Revenue Item

The transition provisions of ASU 2009-13 require that the Company’s existing deferred revenue balance be adjusted retroactively to reflect the value of any undelivered element remaining at the date of contract modification as if we had been applying ASU 2009-13 since the Co-Brand Agreement contract initiation. We applied this transition provision by revaluing the undelivered transportation element using its new estimated selling price as determined in connection with the contract modification. This estimated selling price was lower than the rate at which the undelivered element had been deferred under the previous contracts and recorded the following one-time non-cash adjustment to decrease frequent flyer deferred revenue and increase special revenue (in millions):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	UAL	United	Continental	UAL	United	Continental
Special revenue item	$107	$88	$19	$107	$88	$19

Per basic share	$0.32			$0.33

Per diluted share	$0.27			$0.28

NOTE 2 - EARNINGS PER SHARE

The table below represents the computation of UAL basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts, because they were antidilutive (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
UAL basic earnings per share:
Net income	$538	$273	$325	$191
Less: Income allocable to participating securities	(2)	—	(1)	—

Earnings available to common stockholders	$536	$273	$324	$191

Basic weighted average shares outstanding	330	168	329	168

Earnings per share, basic	$1.63	$1.62	$0.98	$1.14

UAL diluted earnings per share:
Earnings available to common stockholders	$536	$273	324	$191
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	11	21	—	—
Effect of Continental 4.5% Convertible Notes	2	—	4	—
Effect of UAL 5% Senior Convertible Notes	—	4	—	—
Effect of Continental 6% Convertible Junior Subordinated Debentures	4	—	—	—
Effect of UAL 6% Senior Convertible Notes	5	5	9	10

Earnings available to common stockholders including the effect of dilutive securities	$558	$303	$337	$201

UAL diluted shares outstanding:
Basic weighted average shares outstanding	330	168	329	168
Effect of employee stock options	1	2	2	1
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	13	22	—	—
Effect of Continental 4.5% Convertible Notes	12	—	12	—
Effect of UAL 5% Senior Convertible Notes	—	3	—	—
Effect of Continental 6% Convertible Junior Subordinated Debentures	4	—	—	—
Effect of UAL 6% Senior Convertible Notes	40	40	40	40

Diluted weighted average shares outstanding	400	235	383	209

Earnings per share, diluted	$1.39	$1.29	$0.88	$0.96

UAL potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	7	5	6	6
UAL 4.5% Senior Limited-Subordination Convertible Notes	—	—	18	22
Continental 6% Convertible Junior Subordinated Debentures	—	—	4	—
UAL 5% Senior Convertible Notes (Note 9)	—	—	—	3

UAL’s 6% Senior Notes due 2031, with a principal amount of $633 million as of June 30, 2011, are callable at any time at 100% of par value and can be redeemed with either cash or shares of UAL common stock, or a combination thereof, at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash, if UAL were to redeem the notes. During the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 with cash after the notes were put to UAL by the noteholders. The dilutive effect of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 was excluded in the diluted earnings per share calculations for the three and six months ended June 30, 2011 from the date notice was given of the Company’s intent to pay the notes put to it in cash up to the repurchase date.

The table below represents the computation of Continental Predecessor’s basic and diluted earnings per share amounts (in millions, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Continental Predecessor basic earnings per share:
Earnings available to common stockholders	$233	$87

Basic weighted average shares outstanding	140	139

Earnings per share, basic	$1.67	$0.62

Continental Predecessor diluted earnings per share:
Earnings available to common stockholders	$233	$87
Effect of 5% Convertible Notes	4	—
Effect of 6% Convertible Junior Subordinated Debentures	3	—
Effect of 4.5% Convertible Notes	3	5

Earnings available to common stockholders including the effect of dilutive securities	$243	$92

Continental Predecessor diluted shares outstanding:
Basic weighted average shares outstanding	140	139
5% Convertible Notes	9	—
6% Convertible Junior Subordinated Debentures	4	—
4.5% Convertible Notes	12	12
Employee stock options	2	2

Diluted weighted average shares outstanding	167	153

Earnings per share, diluted	$1.46	$0.60

Continental Predecessor potentially dilutive shares excluded from diluted per share amounts:
5% Convertible Notes	—	9
6% Convertible Junior Subordinated Debentures	—	4
Employee stock options	1	1

NOTE 3 - INCOME TAXES

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

NOTE 4 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2011	2010	2011	2010
UAL
Service cost	$23	$2	$12	$8
Interest cost	45	3	32	29
Expected return on plan assets	(35)	(3)	—	(1)
Amortization of unrecognized gain and prior service cost	(7)	(1)	(1)	(3)

Net periodic benefit costs	$26	$1	$43	$33

United
Service cost	$2	$2	$8	$8
Interest cost	3	3	28	29
Expected return on plan assets	(3)	(3)	—	(1)
Amortization of unrecognized gain and prior service cost	(1)	(1)	—	(3)

Net periodic benefit costs	$1	$1	$36	$33

Continental (a)
Service cost	$21	$16	$4	$3
Interest cost	42	40	4	3
Expected return on plan assets	(32)	(28)	—	—
Amortization of unrecognized (gain) loss and prior service cost	(6)	25	(1)	4

Net periodic benefit costs	$25	$53	$7	$10

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2011	2010	2011	2010
UAL
Service cost	$44	$3	$24	$15
Interest cost	89	5	63	58
Expected return on plan assets	(69)	(5)	(1)	(1)
Amortization of unrecognized gain and prior service cost	(12)	(1)	(1)	(6)

Net periodic benefit costs	$52	$2	$85	$66

United
Service cost	$3	$3	$17	$15
Interest cost	5	5	56	58
Expected return on plan assets	(5)	(5)	(1)	(1)
Amortization of unrecognized gain and prior service cost	(1)	(1)	—	(6)

Net periodic benefit costs	$2	$2	$72	$66

Continental (a)
Service cost	$41	$33	$7	$5
Interest cost	84	79	7	7
Expected return on plan assets	(64)	(55)	—	—
Amortization of unrecognized (gain) loss and prior service cost	(11)	49	(1)	8

Net periodic benefit costs	$50	$106	$13	$20

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

During the six months ended June 30, 2011, Continental contributed $71 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $33 million to its tax-qualified defined benefit pension plans in July 2011.

Share-Based Compensation. In February 2011, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock that vest pro-rata over three years on the anniversary of the grant date. These awards also include approximately 3.0 million performance-based restricted stock units (“RSUs”) (equivalent to approximately 1.9 million RSUs at the target performance level), consisting of approximately 1.2 million RSUs that vest based on UAL’s return on invested capital for the period beginning January 1, 2011 and ending December 31, 2013 and 1.8 million RSUs that vest based on the achievement of merger-related goals. Vesting of a portion of the merger incentive RSUs is based on the achievement of certain merger-related milestones and vesting of the remainder of the merger incentive RSUs is based on the achievement of revenue and cost synergies over a three-year performance period ending December 31, 2013. The RSUs will be settled in cash. If the specified performance conditions are achieved, cash payments will be made shortly after the end of the performance period or achievement of the specified merger milestone, as applicable, based on the fair market value of UAL common stock. The Company accounts for the performance-based RSUs as liability awards. The table below presents information related to share-based compensation expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense	$14	$8	$27	$21

	June 30, 2011	December 31, 2010
Unrecognized share-based compensation expense	$63	$43

Profit Sharing Plans. Effective for 2011, substantially all employees participate in profit sharing plans, which pay 15% of total pre-tax earnings, excluding special items and stock compensation expense, to eligible employees when pre-tax profit excluding special items, profit sharing expense and stock-based compensation program expense exceeds $10 million. Eligible U.S. co-workers in each participating work group will receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan utilizes the same profit sharing payout percentage that is paid out to eligible U.S. co-workers. UAL recorded profit sharing and related payroll tax expense of $90 million in the three and six months ended June 30, 2011. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

During 2010, United and Continental maintained separate employee profit sharing plans for the employees of each respective subsidiary. During the three and six months ended June 30, 2010, United and Continental Predecessor recorded profit sharing and related payroll tax expense of $63 million and $19 million, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$7,519	$7,519	$—	$—	$8,069	$8,069	$—	$—
Short-term investments:
Auction rate securities	121	—	—	121	119	—	—	119
CDARS	196	196	—	—	45	45	—	—
Asset-backed securities	224	224	—	—	258	258	—	—
Corporate debt	397	397	—	—	135	135	—	—
U.S. government and agency notes	47	47	—	—	39	39	—	—
Other fixed income securities	75	75	—	—	15	15	—	—
EETC	65	—	—	65	66	—	—	66
Fuel derivatives, net	191	—	191	—	375	—	375	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash (a)	160	160	—	—	160	160	—	—

	United (a)
Cash and cash equivalents	$4,107	$4,107	$—	$—	$4,665	$4,665	$—	$—
Short-term investments:
Asset-backed securities	23	23	—	—	—	—	—	—
Corporate debt	124	124	—	—	—
U.S. government and agency notes	5	5	—	—	—	—	—	—
Other fixed income securities	3	3	—	—
EETC	65	—	—	65	66	—	—	66
Fuel derivatives, net	138	—	138	—	277	—	277	—

	Continental Successor
Cash and cash equivalents	$3,406	$3,406	$—	$—	$3,398	$3,398	$—	$—
Short-term investments:
Auction rate securities	121	—	—	121	119	—	—	119
CDARS	196	196	—	—	45	45	—	—
Asset-backed securities	201	201	—	—	258	258	—	—
Corporate debt	273	273	—	—	135	135	—	—
U.S. government and agency notes	41	41	—	—	39	39	—	—
Other fixed income securities	72	72	—	—	15	15	—	—
Fuel derivatives, net	53	—	53	—	98	—	98	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash	160	160	—	—	160	160	—	—
Convertible debt derivative asset	251	—	—	251	286	—	—	286
Convertible debt option liability	(143)	—	—	(143)	(164)	—	—	(164)

(a)	United’s restricted cash is recorded at cost.

The tables below present disclosures about the activity for “Level Three” financial assets and financial liabilities for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,
	2011		2010
UAL (a)	Auction Rate Securities	EETC	EETC
Balance at March 31	$120	$63	$58
Settlements	—	—	—
Reported in earnings - unrealized	1	—	—
Reported in other comprehensive income	—	2	3

Balance at June 30	$121	$65	$61

(a)	For 2010, amounts also represent United. For 2011, United’s only Level Three recurring measurements are the above EETCs.

	Six Months Ended June 30,
	2011		2010
UAL (a)	Auction Rate Securities	EETC	EETC
Balance at January 1	$119	$66	$51
Settlements	—	(2)	(2)
Reported in earnings - unrealized	1	—	—
Reported in other comprehensive income	1	1	12

Balance at June 30	$121	$65	$61

(a)	For 2010, amounts also represent United. For 2011, United’s only Level Three recurring measurements are the above EETCs.

Continental	Successor - 2011			Predecessor - 2010
	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Auction Rate Securities Put Right
Balance at March 31	$120	$262	$(152)	$164	$16
Sales	—	—	—	(64)	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	17	(16)
Unrealized	1	(11)	9	—	—
Reported in other comprehensive income	—	—	—	—	—

Balance at June 30	$121	$251	$(143)	$117	$—

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

Continental	Successor - 2011			Predecessor - 2010
	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Auction Rate Securities Put Right
Balance at January 1	$119	$286	$(164)	$201	$20
Sales	—	—	—	(106)	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	23	(21)
Unrealized	1	(35)	21	—	1
Reported in other comprehensive income (loss)	1	—	—	(1)	—

Balance at June 30	$121	$251	$(143)	$117	$—

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

As of June 30, 2011, Continental’s auction rate securities, which had a par value of $145 million and unrealized gains of $2 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

During the first six months of 2010, Continental Predecessor sold, at par, auction rate securities having a par value of $106 million. Certain of these auction rate securities were subject to a put right granted to Continental by an institution permitting Continental to sell to the institution certain auction rate securities at their full par value. Continental classified the auction rate securities underlying the put right as trading securities and elected the fair value option under applicable accounting standards for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently. Continental recognized gains on the sales using the specific identification method. The gains were substantially offset by the cancellation of the related put rights. The net gains are included in miscellaneous nonoperating income (expense) in the Continental Predecessor statement of consolidated operations and were not material.

As of June 30, 2011, United’s enhanced equipment trust certificate (“EETC”) securities, which were repurchased in open market transactions in 2007, have an amortized cost basis of $68 million and unrealized losses of $3 million. As of June 30, 2011, these securities have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because it does not intend or expect to be required to sell the securities and expects to recover the entire amortized cost basis. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

The Continental Successor debt-related derivatives presented in the table above relate to (a) supplemental indenture agreements that provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in Continental’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the Continental debt becoming convertible into the common stock of a different reporting entity. These derivatives are reported in Continental’s separate financial statements and eliminated in consolidation for UAL. See the Company’s 2010 Annual Report for additional information.

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$12,490	$13,304	$13,845	$14,995
United debt	6,103	6,216	7,026	7,350
Continental Successor debt	5,973	6,133	6,401	6,663

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash, Cash Equivalents, Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fair value is based on either (a) the trading prices of the investment or similar instruments, or (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available.

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	The Company used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

NOTE 6 - HEDGING ACTIVITIES

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

For fuel derivative instruments designated as cash flow hedges, the Company records the effective portion of periodic changes in the fair value of the derivatives in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to miscellaneous nonoperating income (expense) in the statements of consolidated operations. Nonoperating income (expense) for the three and six months ended June 30, 2011 includes $34 million and $31 million, respectively, of expense resulting from ineffectiveness caused by a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the quarter. The impact is concentrated in the fuel hedges entered into by Continental as a result of the redesignation of Continental’s fuel hedge portfolio under cash flow hedge accounting as of April 1, 2011 when the portfolio was fully integrated with United’s fuel hedge portfolio. This redesignation deferred certain gains on these contracts that will be recognized as part of fuel expense as these positions settle in the future, and therefore any impact is expected to be neutral to earnings over the full term of each contract, assuming current fuel prices.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets and, accordingly, records any related collateral on a gross basis.

As of June 30, 2011, our projected fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

UAL
Heating oil collars	15%	$3.32	15%	$2.65
Heating oil call options	4	2.41	N/A	N/A
Heating oil swaps	3	2.24	3	2.24
West Texas Intermediate (“WTI”) crude oil call options	13	2.32	N/A	N/A
WTI crude oil swaps	11	2.17	11	2.17
Aircraft fuel call options	4	3.15	N/A	N/A
Aircraft fuel swaps	1	3.14	1	3.14

Total	51%		30%

As of June 30, 2011, United and Continental had hedged projected fuel requirements for the remainder of 2011 of 54% and 44%, respectively, consistent with the hedged instruments and underlyings presented in the table above for UAL. As of June 30, 2011, UAL, United and Continental had also hedged 13%, 16% and 8%, respectively, of projected first half 2012 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

Derivatives designated as hedges		June 30, 2011			December 31, 2010
	Balance Sheet Location	UAL	United	Continental Successor	UAL	United	Continental Successor

Assets:
Fuel contracts due within one year	Receivables	$194	$141	$53	$375	$277	$98

Liabilities:
Fuel contracts due within one year	Other Current Liabilities	$3	$3	$—	$—	$—	$—

Fuel contracts	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
UAL	$(231)	$(146)	$278	$—	$(34)	$(3)
United	(149)	(146)	213	—	(7)	(3)
Continental (a)	(82)	(53)	65	(9)	(27)	(2)

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

Fuel contracts	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
UAL	$293	$(146)	$432	$—	$(31)	$(3)
United	236	(146)	338	—	(5)	(3)
Continental (a)	57	(37)	94	(6)	(26)	(2)

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of June 30, 2011 (in millions):

	UAL	United	Continental
Net derivative asset with counterparties	$191	$138	$53
Collateral held by the Company (a)	(31)	(31)	—
Collateral posted by the Company	—	—	—
Potential loss related to the failure of the Company’s counterparties to perform (b)	160	107	53

(a)	Classified as an other current liability.
(b)	Based on fair value at June 30, 2011 and collateral held.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30 included the following (in millions):

	UAL		United		Continental Successor (a)	Continental Predecessor (a)
Three Months Ended June 30,	2011	2010	2011	2010	2011	2010

Net income	$538	$273	$281	$281	$262	$233
Other comprehensive income (loss) adjustments, before tax:
Investments	2	3	2	3	—	—
Fuel derivative financial instruments:
Reclassification into earnings	(278)	—	(213)	—	(65)	9
Change in fair value	(231)	(146)	(149)	(146)	(82)	(53)
Employee benefit plans:
Amortization of net actuarial (gains) losses	(8)	(3)	(1)	(3)	(7)	21
Amortization of prior service cost	—	—	—	—	—	8
Other	1	(3)	—	(4)	1	(3)

Comprehensive loss adjustments, before tax	(514)	(149)	(361)	(150)	(153)	(18)

Total comprehensive income (loss) (a)	$24	$124	$(80)	$131	$109	$215

(a)	There were no income tax effects for either period due to the recording of valuation allowance.

	UAL		United		Continental Successor (a)	Continental Predecessor (a)
Six Months Ended June 30,	2011	2010	2011	2010	2011	2010

Net income	$325	$191	$121	$207	$205	$87
Other comprehensive income (loss) adjustments, before tax:
Investments	3	12	1	12	2	—
Fuel derivative financial instruments:
Reclassification into earnings	(432)	—	(338)	—	(94)	6
Change in fair value	293	(146)	236	(146)	57	(37)
Employee benefit plans:
Amortization of net actuarial (gains) losses	(13)	(6)	(1)	(6)	(12)	41
Amortization of prior service cost	—	—	—	—	—	16
Other	4	(4)	1	(4)	3	(3)

Comprehensive income (loss) adjustments, before tax	(145)	(144)	(101)	(144)	(44)	23

Total comprehensive income (a)	$180	$47	$20	$63	$161	$110

(a)	There were no income tax effects for either period due to the recording of valuation allowance.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Trans-Atlantic Joint Venture. Under the revenue-sharing joint venture agreement covering trans-Atlantic routes, payments among participants are based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or “baseline,” which is reset annually. The payments are calculated on a quarterly basis and are subject to a cap. UAL recorded a decrease in passenger revenue of $44 million related to its estimated revenue sharing obligations through the six months ended June 30, 2011.

Contingent Senior Unsecured Notes. UAL would be obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR, as defined in the 8% Notes indenture, exceeds $3.5 billion over the prior 12 months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. As of June 30, 2011, a triggering event under the 8% Notes indenture occurred and, as a result, UAL is obligated to issue one tranche of $62.5 million of the 8% Notes no later than February 14, 2012. This tranche will mature June 30, 2026, with interest accruing from the triggering event measurement date at a rate of 8% per annum that is payable in cash in semi-annual installments starting June 30, 2012. The tranche of 8% Notes will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. UAL recorded a liability for the fair value of the $62.5 million tranche in the second quarter of 2011, which totaled $49 million. This $49 million charge is being classified as an integration cost as the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the indenture (see Note 10). The amount recorded is net of a discount applied to the future principal and interest payments using market interest rates for similar structured notes. This is the first such occurrence of UAL’s obligation to issue a tranche of 8% Notes.

Commitments. The table below summarizes the Company’s commitments as of June 30, 2011, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions):

	UAL	United	Continental Successor
Last Six Months of 2011	$517	$178	$339
2012	1,451	145	1,306
2013	925	59	866
2014	1,089	96	993
2015	1,533	377	1,156
After 2015	7,503	6,837	666

	$13,018	$7,692	$5,326

United Aircraft Commitments. As of June 30, 2011, United had firm commitments to purchase 25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft for delivery from 2016 through 2019. United also has purchase options for 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, there is no guarantee that United will be able to obtain any or all of the backstop financing, or any other financing, for the aircraft and engines on acceptable terms when necessary or at all.

Continental Aircraft Commitments. As of June 30, 2011, Continental had firm commitments to purchase 83 new aircraft (58 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from August 2011 through 2016. Continental took delivery of three Boeing 737 aircraft in the first six months of 2011 and is currently scheduled to take delivery of one additional Boeing 737 aircraft in the remainder of 2011. Continental also has options to purchase 89 additional Boeing aircraft.

Continental has a financing commitment for the Boeing 737 aircraft scheduled for delivery in August 2011 but does not have backstop financing or any other financing currently in place for the other Boeing aircraft on order. Further financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing or any other financing not already in place for aircraft deliveries will be available to Continental on acceptable terms when necessary or at all.

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

Under United’s and Continental’s new combined credit card processing agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Paymentech, LLC, United and Continental are required to provide a cash reserve, determined based on the amount of unrestricted cash, cash equivalents and short-term investments (“unrestricted cash balance”) held by United and Continental. If United’s and Continental’s unrestricted cash balance is at or more than $3.5 billion as of any calendar month-end measurement date, the required cash reserve will be $25 million. However, if United’s and Continental’s unrestricted cash balance is less than $3.5 billion, their required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Total Unrestricted Cash Balance of United and Continental	Required% of Relevant Advance Ticket Sales (a)
Less than $3.5 billion	25%
Less than $3.0 billion	50%

(a)	Represents percentage of advance ticket sales generated by bankcard transactions. As of June 30, 2011, approximately 50% of the combined company’s advance ticket sales is generated from bankcard transactions.

Based on United’s and Continental’s June 30, 2011 unrestricted cash balance, United and Continental were not required to provide cash collateral above the $25 million reserve balance. If the Company is required to post additional cash collateral under the new combined JPMorgan Chase credit card processing agreement as a result of an increase in the required reserve amount, Continental will be required to post additional collateral under its credit card processing agreement with American Express that could be significant.

An increase in the future reserve requirements and the posting of a significant amount of cash collateral as provided by the terms of any of the Company’s material credit card processing agreements could materially reduce the Company’s liquidity. See Note 17 of the 2010 Annual Report for additional information on the Company’s other credit card processing agreements.

Guarantees and Off-Balance Sheet Financing. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. The following table contains information related to the Company’s outstanding debt at June 30, 2011 (in millions):

	UAL	United	Continental
Floating rate debt (a)	$3,182	$2,250	$932
Fixed rate debt (a)	444	213	231
Carrying value of loans/leases from non-U.S. entities (b)	3,499	2,461	1,038

(a)	Remaining terms of up to nine years, subject to these increased cost provisions.
(b)	Remaining terms of up to 9 years; the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

United has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which are due in 2032 unless United elects not to extend its equipment and ground lease, in which case the bonds are due in 2023. The bonds were issued in two tranches - approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The related lease obligation is accounted for as an operating lease with the associated expense recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia Airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $95 million at June 30, 2011, and a final scheduled maturity in 2015. If US Airways defaults on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated.

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

Credit Facilities. United has a $255 million revolving loan commitment, which matures on February 1, 2012, available under its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). United used $226 million and $253 million of the commitment capacity for letters of credit at June 30, 2011 and December 31, 2010, respectively. Unless this revolving loan commitment is amended or replaced, these letters of credit will be required to be backed with cash collateral by the fourth quarter of 2011. Through a separate arrangement, United has an additional $150 million available under an unused credit facility that expires in the fourth quarter of 2011.

Labor Negotiations. As of June 30, 2011, UAL and its subsidiaries had approximately 83,000 active employees, of whom approximately 74% were represented by various U.S. labor organizations. United and Continental had approximately 82% and 63%, respectively, of their active employees represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United has filed for mediation assistance in conjunction with four of its six unions - the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants - Communication Workers of America (“AFA”), the International Association of Machinists (“IAM”) and the Aerospace Workers and the Professional Airline Flight Control Association. The only collective bargaining agreement at Continental that is amendable is with the pilot group.

After the Company’s May 2010 merger announcement, ALPA opted to suspend negotiations at both United and Continental to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations for the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing. In December 2010, ALPA and the Company jointly applied to the National Mediation Board (the “NMB”) for mediation assistance for the joint pilot and flight instructor negotiations.

In June 2011, United’s maintenance technicians and related employees represented by the International Brotherhood of Teamsters (the “Teamsters”) voted against a tentative agreement on a proposed collective bargaining agreement. The Company has since filed with the NMB to proceed with mediated negotiations for a joint collective bargaining agreement for all Teamsters-represented mechanic and related employees. The joint agreement would cover approximately 8,650 active mechanic and related employees located throughout the United States.

Certain unions have filed applications seeking single carrier findings by the NMB for purposes of union representation. When the NMB determines that United and Continental are considered a single carrier, the NMB may order an election if there is a difference in union representation between the employee groups. Until the union representation issues are resolved, the incumbent unions will continue to represent those employee groups they currently represent. In December 2010, ALPA filed for a single carrier finding with the NMB although there is no dispute as to which union represents the pilot groups. There has been no decision on this filing to date. In January 2011, the IAM filed two separate applications seeking single carrier findings by the NMB for fleet service and stores/stock clerk employees. On April 28, 2011, the NMB issued its determination that a single carrier existed for fleet service employees at United and Continental, and on June 13, 2011, the NMB authorized an election for fleet service employees to elect a common representative. This election began on July 7, 2011 and will end on August 11, 2011. On July 2, 2011, the NMB extended the certification of the IAM to stores/stock clerk employees for the combined company due to the larger number of IAM-represented employees at United as compared to Continental.

In January 2011, the AFA filed a single carrier request with the NMB for United and Continental flight attendants. In April 2011, the NMB ruled that United and Continental are now operating as a single carrier for union representation of flight attendants which permitted the NMB to begin the union representation election process for that group. An election was held for the flight attendants and, on June 30, 2011, the NMB certified the AFA as the representative of flight attendants at the combined company. On July 2, 2011, the International Federation of Professional and Technical Engineers filed for a single carrier finding for purposes of union representation among the engineers and related employees at the combined company.

The outcome of labor negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

IAH Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it is expected to begin construction of the first phase of a $1 billion terminal improvement project for Terminal B at Bush Intercontinental Airport (“IAH”) by the end of 2011. UAL’s initial commitment is to construct the first phase of the currently anticipated three-phase project that will create a new Terminal B south concourse dedicated to domestic regional jet operations. UAL’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is expected to be funded by special facilities bonds issued by the City of Houston, which bonds would be guaranteed by UAL and/or one of its subsidiaries and would be payable from the rentals paid by UAL or one of its subsidiaries under a special facilities lease agreement with the City of Houston, or cash. Construction of the remaining phases of the project will be based on demand over the next 7 to 10 years, with phase one currently expected to be completed in late 2013.

Based on a qualitative assessment of the IAH Terminal B Redevelopment Project, given the expectation that UAL and/or one of its subsidiaries would guarantee the special facilities bonds, and the requirement that UAL or one of its subsidiaries fund cost overruns with no stated limits would result in the Company paying more than 90% of the total project costs at a given time, UAL or one of its subsidiaries will be considered the owner of the property during the construction period. Because, for accounting purposes, UAL or one of its subsidiaries would also be considered the owner of the construction project upon its completion, the construction project will be treated as a financing transaction such that the property and related financing will remain on UAL’s consolidated balance sheet.

NOTE 9 - DEBT AND ADVANCED PURCHASE OF MILES

As of June 30, 2011, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and, in the case of United, loyalty program intangible assets. As of June 30, 2011, UAL, United and Continental were in compliance with their respective debt covenants.

5% Convertible Notes. In the first quarter of 2011, UAL repurchased all of its $150 million face value 5% Senior Convertible Notes due in 2021 with cash after substantially all of the notes were put to UAL by the noteholders.

4.5% Senior Limited-Subordinated Convertible Notes. In the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 with cash after the notes were put to UAL by the noteholders. The remaining $156 million outstanding principal amount of the notes was reclassified from current maturities of long-term debt to long-term debt at June 30, 2011.

Contingent Senior Unsecured Notes PBGC. As of June 30, 2011, UAL is obligated under the 8% Notes indenture to issue to the PBGC $62.5 million aggregate principal amount of 8% Notes no later than February 14, 2012. UAL recorded a liability for the fair value of the non-cash obligation of approximately $49 million in its condensed consolidated balance sheet at June 30, 2011. See Note 8 of this report for additional information on the 8% Notes.

Chase Co-Brand Agreement. United and Continental each had significant contracts to sell frequent flyer miles to Chase through their separate co-branded agreements. As a result of the contract modification of these co-brand agreements, Continental’s pre-purchased credit and debit card miles liabilities that had been accounted for as long-term debt were reclassified to advanced purchase of miles as the terms related to the miles have been changed such that the pre-purchased miles no longer meet the definition of debt. As a result, Continental’s long-term debt decreased $210 million, advanced purchase of miles increased $270 million and other assets increased $60 million.

In July 2011, UAL sold an additional $165 million of pre-purchased miles to Chase and Continental rolled the remaining balance of the pre-paid miles under its previously existing co-branded agreement into the Co-Brand Agreement when it terminated its debit card co-brand agreement with Chase. UAL has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The Co-Brand Agreement contains termination penalties that may require United and Continental to make certain payments and repurchase outstanding pre-purchased miles in cases such as the Company’s insolvency, bankruptcy, false representations or other material breaches. The Company will record these amounts as advanced purchase of miles in the non-current liabilities section of the Company’s condensed consolidated balance sheets.

The obligations of the UAL, United, Continental and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under its Amended Credit Facility. All of Continental’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by Continental to secure its 6.750% Senior Secured Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among Continental, United, Paymentech, LLC and JPMorgan Chase. After Continental’s OnePass Program is terminated on December 31, 2011, certain of the OnePass Program assets will be added as collateral to such MileagePlus assets. See Note 1 of this report for additional information related to the Co-Brand Agreement.

NOTE 10 - SPECIAL ITEMS

Special Revenue Item. As discussed in Note 1, during the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the merger. This modification resulted in the following one-time adjustment to decrease frequent flyer deferred revenue and increase special revenue in accordance with ASU 2009-13 for the three and six months ended June 30, 2011 as follows (in millions):

	UAL	United	Continental
Special revenue item	$107	$88	$19

Special Charges. For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
2011	UAL	United	Continental Successor	UAL	United	Continental Successor
Integration-related costs	$145	$90	$55	$224	$164	$60
Aircraft-related charges (gains), net	1	—	1	(1)	—	(1)

Total	$146	$90	$56	$223	$164	$59

2010	UAL	United	Continental Predecessor	UAL	United	Continental Predecessor
Aircraft-related charges, net	$73	$73	$—	$90	$90	$6
Merger-related costs	28	28	18	28	28	18
Other	5	5	6	6	6	10

Total	$106	$106	$24	$124	$124	$34

Integration-related costs include costs to terminate certain service contracts that will not be used by the Company, costs to write-off system assets that are no longer used or planned to be used by the Company, payments to third-party consultants to assist with integration planning and organization design, severance related costs primarily associated with administrative headcount reductions, relocation and training, and compensation costs related to the systems integration. In addition, as of June 30, 2011, UAL is obligated under the 8% Notes indenture to issue to the PBGC $62.5 million aggregate principal amount of 8% Notes no later than February 14, 2012. UAL recorded a liability for the fair value of the obligation of approximately $49 million as described above in Notes 8 and 9. This is being classified as an integration-related cost as the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the 8% Notes indenture. Other special charges include gains and losses on the disposal of aircraft and related spare parts.

During the three and six months ended June 30, 2010, the charges related to UAL and United in the table above primarily related to asset impairment charges incurred as a result of a decrease in the value of certain aircraft-related assets. During the three and six months ended June 30, 2010, Continental Predecessor’s charges presented in the table above primarily consisted of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft. Merger-related costs related to third-party costs incurred for legal, finance, advisory, accounting and consultant fees and communication costs.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

2011 Activity	Severance / Medical Costs	Permanently Grounded Aircraft

UAL
Balance at December 31, 2010	$102	$41
Increase (decrease) in accrual	(4)	1
Payments	(28)	(8)

Balance at June 30, 2011	$70	$34

United
Balance at December 31, 2010	$42	$41
Increase in accrual	15	1
Payments	(17)	(8)

Balance at June 30, 2011	$40	$34

Continental - Successor
Balance at December 31, 2010	$60
Decrease in accrual	(19)
Payments	(11)

Balance at June 30, 2011	$30

The severance-related accrual as of June 30, 2011, which primarily relates to the integration of United and Continental, is expected to be paid through 2012. Lease payments for grounded aircraft are expected to be paid through 2013.

2010 Activity	Severance/ Medical Costs	Permanently Grounded Aircraft

UAL
Balance at December 31, 2009	$45	$83
Payments	(22)	(24)

Balance at June 30, 2010	$23	$59

United
Balance at December 31, 2009	$45	$83
Payments	(22)	(24)

Balance at June 30, 2010	$23	$59

Continental - Predecessor
Balance at December 31, 2009	$14
Increase in accrual	2
Payments	(10)

Balance at June 30, 2010	$6

NOTE 11 - SUBSEQUENT EVENTS

In July 2011, UAL repaid and extinguished at par value $106 million principal amount outstanding of equipment notes due July 2012 and floating rate debt due December 2011 secured by a total of 21 aircraft.

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

United and Continental transport people and cargo through their mainline operations, which utilize full-sized jet aircraft, and regional operations, which utilize smaller aircraft that are operated under contract by United Express, Continental Express and Continental Connection carriers. United and Continental together serve virtually every major market around the world, either directly or through participation in the Star Alliance®, the world’s largest airline network. Based on annual flight schedules as of July 1, 2011, the Company offers approximately 5,700 daily departures to 375 destinations through its United and Continental subsidiaries and their regional affiliates.

Second Quarter Financial Highlights

•

UAL’s second quarter 2011 net income was $577 million, or $1.49 diluted earnings per share, excluding $39 million of net special items. On a GAAP basis, UAL’s second quarter 2011 net income was $538 million, or $1.39 diluted loss per share.

•	UAL’s passenger revenue increased 6.6% during the second quarter of 2011 as compared to the second quarter of 2010, excluding the impact of Continental’s operations following the close of the merger.

•

Offsetting the improvement in revenue was a 23.4% year-over-year increase in UAL’s second quarter 2011 fuel cost, excluding the impact of the merger. This increase was primarily due to a 24.2% increase in the price of fuel.

•	UAL’s operating income was $808 million during the second quarter of 2011, resulting in an operating margin of 8.2%.

•	UAL’s unrestricted cash, cash equivalents and short-term investments totaled $8.6 billion at June 30, 2011.

•	UAL made scheduled debt and net capital lease payments of $1.0 billion, including $570 million of the $726 million UAL 4.5% Senior Limited-Subordination Convertible Notes due 2021.

•	Profit sharing and related payroll tax expense accruals through the six months ended June 30, 2011 amounted to $90 million.

Second Quarter Operational Highlights

•	UAL’s consolidated traffic and capacity decreased 1.0% and 0.8%, respectively, during the second quarter of 2011 as compared to the second quarter of 2010.

•

For the quarter ended June 30, 2011, United and Continental recorded a U.S. Department of Transportation on-time arrival rate of 77.8% and 74.2%, respectively, and a completion factor of 98.6% and 99.7%, respectively.

Outlook

Due to significant increases in fuel prices, UAL plans to reduce consolidated capacity from its previous 2011 projections by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable routes. As compared to 2010 pro-forma capacity, UAL expects its full-year 2011 consolidated capacity to be roughly flat year-over-year, its full-year 2011 international capacity to be up 2% to 3% and full-year 2011 domestic capacity to be down 2% to 3% year-over-year. UAL is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and will be taking other cost-saving measures.

Integration

While United and Continental continued to operate as two separate airlines, the Company made progress toward integrating products, services and policies during the quarter. United’s and Continental’s check-in and ticket counter facilities are now co-located at 46 airports, and nearly half of the total fleet, or 601 aircraft, including the first Boeing 747-400, are now repainted in the new United livery. During the quarter, the Company announced that MileagePlus will be the loyalty program for the combined company beginning in 2012. Moving to a single loyalty program will be a significant milestone in the integration of the two airlines.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three and six months ended June 30, 2011 as compared to the corresponding period in 2010.

To provide a more meaningful comparison of UAL’s 2011 financial performance to 2010, we have quantified the increases relating to our operating results that are due to the inclusion of Continental’s operations after the merger date. The increases due to the merger, presented in the tables below, represent actual Continental results for the second quarter and first six months of 2011, net of eliminations. Intercompany transactions were immaterial.

Second Quarter 2011 Compared to Second Quarter 2010

UAL recorded net income of $538 million in the second quarter of 2011 as compared to net income of $273 million in the second quarter of 2010. Excluding special items, UAL had net income of $577 million in the second quarter of 2011 as compared to net income of $430 million in the second quarter of 2010. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $808 million for the second quarter of 2011, as compared to $441 million for the second quarter of 2010. Significant components of our operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase Due to Merger	Increase (Decrease) Excluding Merger Impact	% Change Excluding Merger Impact
Operating Revenue	$9,809	$5,161	$4,648	$4,284	$364	7.1
Operating Expenses	9,001	4,720	4,281	3,910	371	7.9

Operating Income	808	441	367	374	(7)	(1.6)
Nonoperating Expense	(266)	(170)	(96)	(110)	14	(8.2)
Income Tax Expense (Benefit)	4	(2)	6	2	4	NM

Net Income	$538	$273	$265	$262	$3	1.1

NM - Not meaningful

Certain consolidated statistical information for UAL’s operations for the three months ended June 30 is as follows:

	2011 (a)	2010	Change		Increase due to Merger		Change Excluding Merger Impact		% Change Excluding Merger Impact
Passengers (thousands) (b)	37,000	21,324	15,676		16,835		(1,159)		(5.4)
Revenue passenger miles (“RPMs”) (millions) (c)	54,245	30,646	23,599		23,901		(302)		(1.0)
Available seat miles (“ASMs”) (millions) (d)	65,006	36,365	28,641		28,944		(303)		(0.8)
Passenger load factor (e)	84.1%	84.3%	(0.2	) pts.	(a	)	(a	)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.29	12.36	0.93		(a	)	(a	)	7.5
Average yield per revenue passenger mile (cents) (f)	15.79	14.66	1.13		(a	)	(a	)	7.7
Cost per available seat mile (“CASM”) (cents)	14.23	12.98	1.25		(a	)	(a	)	9.6
Average price per gallon of fuel, including fuel taxes	$3.03	$2.44	$0.59		(a	)	(a	)	24.2
Fuel gallons consumed (millions)	1,043	610	433		439		(6)		(1.0)
Average full-time equivalent employees	81,100	42,700	38,400		38,600		(200)		(0.5)

(a)	The per unit measures in the 2011 period represent United only measures to provide a better comparison to 2010 due to the impact of the merger.
(b)	The number of revenue passengers measured by each flight segment flown.
(c)	The number of scheduled miles flown by revenue passengers.
(d)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e)	Revenue passenger miles divided by available seat miles.
(f)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenues for the three months ended June 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$6,864	$3,532	$3,332	$3,118	$214	6.1
Passenger—Regional	1,742	962	780	696	84	8.7

Total passenger revenue	8,606	4,494	4,112	3,814	298	6.6
Cargo	316	190	126	126	—	—
Special revenue item	107	—	107	19	88	100.0
Other operating revenue	780	477	303	325	(22)	(4.6)

	$9,809	$5,161	$4,648	$4,284	$364	7.1

The table below presents selected passenger revenues and operating data, excluding merger impacts, broken out by geographic region, expressed as second quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2010:
Passenger revenue (in millions)	$46	$31	$79	$58	$214	$84	$298
Passenger revenue	2.4%	4.0%	10.7%	49.9%	6.0%	8.8%	6.6%
Average fare per passenger	12.1%	8.8%	6.0%	(3.6)%	12.8%	13.8%	12.8%
Yield (a)	7.8%	5.9%	7.0%	4.8%	7.5%	7.5%	7.7%
PRASM	9.4%	4.7%	5.8%	(0.3)%	7.3%	7.5%	7.5%
Average length of aircraft flight (miles)	6.3%	0.7%	(16.7)%	2.0%	(4.7)%	6.6%	(4.2)%
Passengers	(8.6)%	(4.5)%	4.4%	55.5%	(6.0)%	(4.4)%	(5.4)%
RPMs	(5.0)%	(1.8)%	3.5%	43.1%	(1.3)%	1.1%	(1.0)%
ASMs	(6.4)%	(0.7)%	4.6%	50.4%	(1.2)%	1.2%	(0.8)%
Passenger load factor (points)	1.2	(0.9)	(0.9)	(3.8)	(0.1)	(0.1)	(0.1)

(a)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenue by RPMs.

Excluding the impact of the merger, consolidated passenger revenue in the second quarter of 2011 increased approximately $298 million as compared to the year-ago period primarily due to improved pricing as consolidated average fare per passenger and yield increased by 12.8% and 7.7%, respectively. The increase in pricing was due to strengthening economic conditions and capacity discipline. Higher volumes of both business travelers and international premium cabin passengers drove improvements in both average fare per passenger and yield. The average fare per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Effective January 1, 2011, UAL adopted the provisions of ASU 2009-13, which increased UAL passenger revenue associated with passenger ticket sales that include the issuance of frequent flyer mileage credits by approximately $106 million in the second quarter of 2011 as compared to the year-ago period, consisting of $66 million and $40 million for United and Continental, respectively, as compared to passenger revenue that would have been recorded under the historical method of accounting. During the second quarter of 2011, UAL modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the merger. This contract modification resulted in a one-time adjustment of $107 million, consisting of $88 million and $19 million for United and Continental, respectively, to decrease the deferred revenue balance and increase special revenue in accordance with ASU 2009-13. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Due to the decline in demand for travel to Japan following the March 11, 2011 earthquake and tsunami, UAL’s second quarter consolidated passenger revenue was impacted by approximately $100 million.

Excluding the impact of the merger, other operating revenue in the second quarter of 2011 decreased approximately $22 million, or 5%, due to a decline in the number of passengers from which bag fees were being collected.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$3,227	$1,486	$1,741	$1,394	$347	23.4
Salaries and related costs	1,916	1,061	855	864	(9)	(0.8)
Regional capacity purchase	615	405	210	214	(4)	(1.0)
Landing fees and other rent	502	271	231	228	3	1.1
Aircraft maintenance materials and outside repairs	444	245	199	154	45	18.4
Depreciation and amortization	385	223	162	156	6	2.7
Distribution expenses	375	198	177	177	—	—
Aircraft rent	252	81	171	173	(2)	(2.5)
Special charges	146	106	40	56	(16)	NM
Other operating expenses	1,139	644	495	494	1	0.2

	$9,001	$4,720	$4,281	$3,910	$371	7.9

Excluding the impact of the merger, aircraft fuel expense increased $347 million, or 23%, year-over-year due to a 44% increase in fuel prices, which was partially offset by a year-over-year increase in fuel hedge gains. As of June 30, 2011, UAL, including United and Continental, had $101 million in unrealized fuel hedge gains recorded as a component of AOCI. Such gains will be recognized in earnings within the next twelve months if the gains are not reversed through changes in market prices prior to expiration of the contracts. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2011 as compared to the year-ago period, excluding merger impacts. See Note 6 to the financial statements in Part I, Item 1 of this report for additional details regarding fuel hedge gains.

	(In millions)			Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Fuel purchase cost	$2,046	$1,435	42.6	$3.39	$2.35	44.3
Fuel hedge (gains) losses	(213)	51	NM	(0.36)	0.09	NM

Total aircraft fuel expense	$1,833	$1,486	23.4	$3.03	$2.44	24.2

Total fuel consumption (gallons)	604	610	(1.0)

Excluding the impact of the merger, aircraft maintenance materials and outside repairs increased $45 million, or 18%, in the second quarter of 2011 as compared to the year-ago period primarily due to increased rates on aircraft maintenance and the timing of airframe routine maintenance work.

Details of UAL’s special charges include the following for the three months ended June 30 (in millions):

	2011	2010
Aircraft-related charges, net	$1	$73
Merger-related costs	—	28
Integration-related costs	145	—
Other	—	5

Total special charges	$146	$106

In the second quarter of 2011, UAL’s special charges of $146 million primarily relate to the integration of United’s and Continental’s operations, as further described in Note 10 to the financial statements included in Part I, Item 1 of this report. In the second quarter of 2010, UAL recorded asset impairments of $73 million which primarily relate to the decrease in value of aircraft-related assets and $28 million of merger-related costs.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

			Favorable/(Unfavorable)
	2011	2010	$ Change	$ Merger Impact	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(250)	$(178)	$(72)	$(88)	$16	9.0
Interest income	5	2	3	2	1	50.0
Interest capitalized	8	3	5	4	1	33.3
Miscellaneous, net	(29)	3	(32)	(28)	(4)	NM

Total	$(266)	$(170)	$(96)	$(110)	$14	(8.2)

Excluding the impact of the merger, interest expense decreased $16 million in the second quarter of 2011, or 9%, compared to the year-ago period primarily due to a decrease in debt outstanding during the second quarter of 2011 as compared to debt outstanding during the year-ago period.

During the second quarter of 2011, miscellaneous, net included fuel hedge ineffectiveness of $34 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the quarter, which is concentrated in the fuel hedges entered into by Continental as a result of the re-designation of Continental’s fuel hedge portfolio under cash flow hedge accounting as of April 1, 2011 when the portfolio was fully integrated with United’s fuel hedge portfolio.

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

First Six Months 2011 Compared to First Six Months 2010

UAL recorded net income of $325 million in the first six months of 2011 as compared to net income of $191 million in the first six months of 2010. Excluding special items, UAL had net income of $441 million in the first six months of 2011 as compared to net income of $338 million in the first six months of 2010. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $842 million for the first six months of 2011, as compared to $517 million for the first six months of 2010. Significant components of our operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase Due to Merger	Increase (Decrease) Excluding Merger Impact	% Change Excluding Merger Impact
Operating Revenue	$18,011	$9,402	$8,609	$7,842	$767	8.2
Operating Expenses	17,169	8,885	8,284	7,439	845	9.5

Operating Income	842	517	325	403	(78)	(15.1)
Nonoperating Expense	(511)	(327)	(184)	(194)	10	(3.1)
Income Tax Expense (Benefit)	6	(1)	7	4	3	NM

Net Income (Loss)	$325	$191	$134	$205	$(71)	(37.2)

NM - Not meaningful

Certain consolidated statistical information for UAL’s operations for the six months ended June 30 is as follows:

	2011 (a)	2010	Change		Increase due to Merger		Change Excluding Merger Impact		% Change Excluding Merger Impact
Passengers (thousands) (b)	69,589	40,142	29,447		31,330		(1,883)		(4.7)
Revenue passenger miles (“RPMs”) (millions) (c)	101,209	57,126	44,083		44,563		(480)		(0.8)
Available seat miles (“ASMs”) (millions) (d)	125,178	69,314	55,864		55,791		73		0.1
Passenger load factor (e)	81.6%	82.4%	(0.8	)pts.	(a	)	(a	)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.71	11.76	0.95		(a	)	(a	)	8.1
Average yield per revenue passenger mile (cents) (f)	15.57	14.27	1.30		(a	)	(a	)	9.1
Cost per available seat mile (“CASM”) (cents)	14.13	12.82	1.31		(a	)	(a	)	10.2
Average price per gallon of fuel, including fuel taxes	$2.88	$2.33	$0.55		(a	)	(a	)	23.6
Fuel gallons consumed (millions)	2,003	1,158	845		843		2		0.2
Average full-time equivalent employees	81,700	42,800	38,900		39,000		(100)		(0.2)

(a)	The per unit measures in the 2011 period represent United only measures to provide a better comparison to 2010 due to the impact of the merger.
(b)	The number of revenue passengers measured by each flight segment flown.
(c)	The number of scheduled miles flown by revenue passengers.
(d)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e)	Revenue passenger miles divided by available seat miles.
(f)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenues for the six months ended June 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$12,627	$6,401	$6,226	$5,741	$485	7.6
Passenger—Regional	3,166	1,750	1,416	1,229	187	10.7

Total passenger revenue	15,793	8,151	7,642	6,970	672	8.2
Cargo	599	347	252	241	11	3.2
Special revenue item	107	—	107	19	88	100.0
Other operating revenue	1,512	904	608	612	(4)	(0.4)

	$18,011	$9,402	$8,609	$7,842	$767	8.2

The table below presents selected passenger revenues and operating data, excluding merger impacts, broken out by geographic region, expressed as first six months year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated

Increase (decrease) from 2010:

Passenger revenue (in millions)	$124	$128	$124	$109	$485	$187	$672

Passenger revenue	3.6%	9.0%	9.7%	46.6%	7.5%	10.7%	8.2%
Average fare per passenger	12.6%	12.8%	7.4%	3.6%	14.1%	13.7%	13.6%
Yield (a)	8.9%	9.3%	7.4%	10.9%	9.0%	8.1%	9.1%
PRASM	10.2%	7.2%	2.9%	4.7%	8.0%	7.5%	8.1%
Average length of aircraft flight (miles)	4.4%	1.1%	(9.8)%	0.7%	(2.5)%	6.7%	(2.1)%
Passengers	(8.1)%	(3.4)%	2.2%	41.4%	(5.7)%	(2.7)%	(4.7)%
RPMs	(4.9)%	(0.3)%	2.2%	32.1%	(1.4)%	2.4%	(0.8)%

ASMs	(6.0)%	1.7%	6.7%	40.0%	(0.4)%	3.0%	0.1%

Passenger load factor (points)	1.0	(1.6)	(3.4)	(4.5)	(0.8)	(0.4)	(0.8)

(a)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenue by RPMs.

Excluding the impact of the merger, consolidated passenger revenue in the first six months of 2011 increased approximately $672 million as compared to the year-ago period primarily due to improved pricing as consolidated average fare per passenger and yield increased by 13.6% and 9.1%, respectively. The increase in pricing was due to strengthening economic conditions and capacity discipline. Higher volumes of both business travelers and international premium cabin passengers drove improvements in both average fare per passenger and yield. The average fare per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Effective January 1, 2011, UAL adopted the provisions of ASU 2009-13, which increased UAL passenger revenue associated with passenger ticket sales that include the issuance of frequent flyer mileage credits by approximately $161 million in the first six months of 2011 as compared to the year-ago period, consisting of $104 million and $57 million for United and Continental, respectively, as compared to passenger revenue that would have been recorded under the historical method of accounting. During the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the merger. This contract modification resulted in a one-time adjustment of $107 million, consisting of $88 million and $19 million for United and Continental, respectively, to decrease the deferred revenue balance and increase special revenue in accordance with ASU 2009-13. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Due to the decline in demand for travel to Japan following the March 11, 2011 earthquake and tsunami, UAL’s consolidated passenger revenue for the first six months of 2011 was impacted by approximately $130 million.

Excluding the impact of the merger, cargo revenues increased by $11 million, or 3.2%, in the first six months of 2011 as compared to the first six months of 2010 due to the effects of an improving economy and higher fuel surcharge rates, which were partially offset by lower volume.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$5,899	$2,693	$3,206	$2,554	$652	24.2
Salaries and related costs	3,722	2,051	1,671	1,669	2	0.1
Regional capacity purchase	1,188	793	395	406	(11)	(1.4)
Landing fees and other rent	975	528	447	448	(1)	(0.2)
Aircraft maintenance materials and outside repairs	883	467	416	303	113	24.2
Depreciation and amortization	773	444	329	317	12	2.7
Distribution expenses	725	370	355	340	15	4.1
Aircraft rent	505	162	343	345	(2)	(1.2)
Special charges	223	124	99	59	40	NM
Other operating expenses	2,276	1,253	1,023	998	25	2.0

	$17,169	$8,885	$8,284	$7,439	$845	9.5

Excluding the impact of the merger, aircraft fuel expense increased $652 million, or 24%, year-over-year due to a 38% increase in fuel prices, which was partially offset by a year-over-year increase in fuel hedge gains. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2011 as compared to the year-ago period, excluding merger impacts. See Note 6 to the financial statements in Part I, Item 1 of this report for additional details regarding fuel hedge gains.

	(In millions)			Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Fuel purchase cost	$3,683	$2,658	38.6	$3.17	$2.30	37.8
Fuel hedge (gains) losses	(338)	35	NM	(0.29)	0.03	NM

Total aircraft fuel expense	$3,345	$2,693	24.2	$2.88	$2.33	23.6

Total fuel consumption (gallons)	1,160	1,158	0.2

Excluding the impact of the merger, aircraft maintenance materials and outside repairs increased $113 million, or 24%, in the second quarter of 2011 as compared to the year-ago period primarily due to increased rates on aircraft maintenance and the timing of airframe routine maintenance work.

Details of UAL’s special charges include the following for the six months ended June 30 (in millions):

	2011	2010
Aircraft-related charges, net	$(1)	$90
Merger-related costs	—	28
Integration-related costs	224	—
Other	—	6

Total special charges	$223	$124

In the six months ended June 30, 2011, UAL’s special charges of $223 million primarily relate to the integration of United’s and Continental’s operations, as further described in Note 10 to the financial statements included in Part I, Item 1 of this report. In the six months ended June 30, 2010, UAL recorded asset impairments of $90 million which primarily relate to the decrease in value of aircraft-related assets and $28 million of merger-related costs.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

			Favorable/(Unfavorable)
	2011	2010	$ Change	$ Merger Impact	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(504)	$(363)	$(141)	$(171)	$30	8.3
Interest income	9	3	6	4	2	66.7
Interest capitalized	14	5	9	8	1	20.0
Miscellaneous, net	(30)	28	(58)	(35)	(23)	(82.1)

Total	$(511)	$(327)	$(184)	$(194)	$10	(3.1)

Excluding the impact of the merger, interest expense decreased $30 million, or 8%, compared to the year-ago period primarily due to a decrease in debt outstanding during the first six months of 2011 as compared to debt outstanding during the year-ago period. During the first six months of 2011, miscellaneous, net included fuel hedge ineffectiveness of $31 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the three months ended June 30, 2011, which is concentrated in the fuel hedges entered into by Continental as a result of the re-designation of Continental’s fuel hedge portfolio under cash flow hedge accounting as of April 1, 2011 when the portfolio was fully integrated with United’s fuel hedge portfolio.

Excluding the impact of the merger, the unfavorable variance of miscellaneous, net in the first six months of 2011 as compared to the year-ago period was primarily due to the $21 million gain related to the repayment of certain EETC debt instruments during the first six months of 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2011, UAL had $8.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $8.7 billion at December 31, 2010. At June 30, 2011, UAL also had $404 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At June 30, 2011, UAL had approximately $13.6 billion of debt and capital lease obligations, including $1.5 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

In the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 with cash after the notes were put to UAL by the noteholders. The remaining $156 million outstanding principal amount of the notes were classified as long-term debt at June 30, 2011.

UAL would be obligated under an indenture to issue to the PBGC up to $500 million aggregate principal amount of 8% Notes in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR, as defined in the 8% Notes indenture, exceeds $3.5 billion over the prior 12 months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. As of June 30, 2011, a triggering event under the 8% Notes indenture occurred and, as a result, UAL is obligated to issue one tranche of $62.5 million of the 8% Notes no later than February 14, 2012. This tranche will mature June 30, 2026, with interest accruing from the triggering event measurement date at a rate of 8% per annum that is payable in cash in semi-annual installments starting June 30, 2012. The tranche of 8% Notes will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. UAL recorded a liability for the fair value of the $62.5 million tranche in the second quarter of 2011, which totaled $49 million. This $49 million charge is being classified as an integration cost as the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the 8% Notes indenture. The amount recorded is net of a discount applied to the future principal and interest payments using market interest rates for similar structured notes. This is the first such occurrence of UAL’s obligation to issue a tranche of 8% Notes.

United has a $255 million revolving loan commitment, which matures on February 1, 2012, available under its Amended Credit Facility. As of June 30, 2011, United had used $226 million of the commitment capacity for letters of credit. Unless this revolving loan commitment is amended or replaced, these letters of credit will be required to be backed with cash collateral by the fourth quarter of 2011. Through a separate arrangement, United has an additional $150 million available under an unused credit facility that expires in the fourth quarter of 2011.

As of June 30, 2011, United had firm commitments to purchase 25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft for delivery from 2016 through 2019. United also has purchase options for 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, there is no guarantee that United will be able to obtain any or all of the backstop financing, or any other financing, for the aircraft and engines on acceptable terms when necessary or at all.

As of June 30, 2011, Continental had firm commitments to purchase 83 new aircraft (58 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from August 2011 through 2016. Continental took delivery of three Boeing 737 aircraft in the first six months of 2011 and is currently scheduled to take delivery of one additional Boeing 737 aircraft in the remainder of 2011. Continental also has options to purchase 89 additional Boeing aircraft.

Continental has a financing commitment for the Boeing 737 aircraft scheduled for delivery in August 2011 but does not have backstop financing or any other financing currently in place for the other Boeing aircraft on order. Further financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing or any other financing not already in place for aircraft deliveries will be available to Continental on acceptable terms when necessary or at all.

As of June 30, 2011, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets were pledged under various loan and other agreements. The Company has limited undrawn lines of credit and most of our otherwise readily financeable assets are encumbered. The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable. Although access to the capital markets has improved, as evidenced by financing transactions in 2010, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all). We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B- (outlook positive)
United	B	B2	B- (outlook positive)
Continental	B	B2	B- (outlook positive)

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company, and/or increase the amount of reserves required under the Company’s card processing agreement with JPMorgan Chase and its affiliates, as discussed in Note 8 to the financial statements in Part I, Item 1 of this report.

Sources and Uses of Cash

Operating Activities. UAL’s cash flows provided by operations for the six months ended June 30, 2011 were $1.8 billion compared to $1.4 billion in the same period in 2010. Including the impact of Continental, UAL’s cash flows from operations increased by $402 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase is attributable to an increase in net income and cash flow impact of certain working capital items. The increase is also due to increased future bookings and higher fares related to advance ticket sales. The increase was partially offset by payments of $242 million in United profit sharing and related payroll taxes during the first quarter of 2011.

Investing Activities. UAL’s capital expenditures were $350 million and $124 million in the six months ended June 30, 2011 and 2010, respectively. Capital expenditures for the six months ended June 30, 2011 included $61 million related to the acquisition of six aircraft which were being operated under leases and which were immediately sold to third parties upon acquisition for proceeds of $48 million. UAL’s capital expenditures in the first six months of 2011 were also higher, as compared to the year-ago period, due to the impact of Continental’s capital expenditures and expenditures for integration-related projects. In addition to capital expenditures during the six months ended June 30, 2011, UAL acquired three aircraft through the issuance of debt, as discussed under Financing Activities below. The purchase of short-term investments increased by $443 million in the first six months of 2011 due to the investment of higher cash balances as compared to the year-ago period.

Financing Activities. During the first six months of 2011, UAL made debt and capital lease payments of $1.7 billion. These payments include $150 million related to UAL’s 5% Senior Convertible Notes and $570 million related to UAL’s 4.5% Senior Limited-Subordination Convertible Notes, as discussed in Note 9 to the financial statements in Part I, Item 1 of this report.

UAL received $239 million during the first six months of 2011 from Continental’s December 2010 pass-through trust financing. The proceeds in the first six months of 2011 related to the financing of three new and seven currently owned aircraft. The proceeds related to the seven currently owned aircraft were used for general corporate purposes. As noted in Investing Activities above, the financing proceeds related to the acquisition of three new aircraft are not reflected as a financing activity in the consolidated statement of cash flows as the funds are distributed directly to the aircraft supplier. See the 2010 Annual Report for additional information related to this financing.

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

United and Continental - Results of Operations

United

The following table presents information related to United’s results of operations for the three and six months ended June 30 (in millions, except percentage changes):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Operating Revenue:
Passenger revenue	$4,791	$4,494	6.6	$8,821	$8,151	8.2
Special revenue item	88	—	NM	88	—	NM
Cargo and other revenue	691	669	3.3	1,337	1,255	6.5

Total revenue	$5,570	$5,163	7.9	$10,246	$9,406	8.9

Operating Expenses:
Aircraft fuel	$1,833	$1,486	23.4	$3,345	$2,693	24.2
Salaries and related costs	1,038	1,061	(2.2)	2,025	2,051	(1.3)
Regional capacity purchase	401	405	(1.0)	783	793	(1.3)
Landing fees and other rent	275	271	1.5	527	528	(0.2)

Aircraft maintenance materials and outside repairs	290	245	18.4	582	467	24.6
Depreciation and amortization	229	223	2.7	456	444	2.7
Distribution expenses	199	198	0.5	386	370	4.3
Aircraft rent	80	81	(1.2)	161	162	(0.6)
Special charges	90	106	(15.1)	164	124	32.3
Other operating expenses	698	644	8.4	1,372	1,252	9.6

Total operating expenses	$5,133	$4,720	8.8	$9,801	$8,884	10.3

Operating income	$437	$443	(1.4)	$445	$522	(14.8)
Nonoperating expense	(156)	(164)	(4.9)	(324)	(316)	2.5

United had net income of $281 million and $121 million in the second quarter and first six months of 2011, respectively, as compared to net income of $281 million and $207 million in the second quarter and first six months of 2010, respectively. Excluding the impact of the merger on UAL’s results of operations, United’s results of operations were consistent with UAL’s results discussed above. Prior to the merger, United was UAL’s only significant operating subsidiary. As compared to the second quarter of 2010, United’s consolidated revenue increased $407 million, or 8%, to $5.6 billion for the three months ended June 30, 2011. Similarly, United’s consolidated revenue increased $840 million, or 9%, to $10.2 billion for the six months ended

June 30, 2011 as compared to the year-ago period. These increases were primarily due to an improvement in global economic conditions, which in turn resulted in higher average fares, as discussed in UAL’s results of operations above. Average fares were also higher due to fare increases implemented in response to higher fuel prices.

During the second quarter of 2011, the Company modified the United and Continental co-branded credit card agreements with Chase as a result of the merger. This contract modification resulted in a one-time adjustment of $88 million for United to decrease the deferred revenue balance and increase special revenue in accordance with ASU 2009-13. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Aircraft fuel expense increased 23% and 24% in the second quarter and first six months of 2011, respectively, as compared to the year-ago period, which was primarily driven by increased market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge (gains) losses were $(213) million and $51 million in the three months ended June 30, 2011 and 2010, respectively, and $(338) million and $35 million for the six months ended June 30, 2011 and 2010, respectively. Hedge gains were higher as a result of increases in the price of fuel above the prices in United’s hedge contracts.

Aircraft maintenance materials and outside repairs increased $45 million, or 18%, in the second quarter of 2011 as compared to the year-ago period, primarily due to increased rates and volume on aircraft maintenance. Similarly, aircraft maintenance materials and outside repairs increased $115 million, or 25%, in the first six months of 2011 as compared to the year-ago period.

Special charges decreased $16 million, or 15%, in the second quarter of 2011 as compared to the year-ago period, primarily due to a decline in asset impairments recorded related to a decrease in the value of aircraft-related assets. Special charges increased $40 million, or 32%, in the first six months of 2011 as compared to the year-ago period, primarily due to costs associated with the integration of United and Continental, as discussed above.

United’s nonoperating expense decreased $8 million, or 5%, in the second quarter of 2011 as compared to the year-ago period, and increased $8 million, or 3%, in the first six months of 2011 as compared to 2010. Excluding the merger impact discussed above, United’s interest expense is consistent with UAL’s interest expense, except for approximately $5 million of interest expense from UAL’s $345 million 6% Senior Convertible Notes due 2029 that are not outstanding at United.

Continental

As a result of the application of acquisition accounting effective October 1, 2010, the financial statements prior to October 1, 2010 are not comparable with the financial statements after October 1, 2010. The following table presents information related to Continental’s results of operations for the three and six months ended June 30 (in millions, except percentage changes):

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
Operating Revenue:
Passenger revenue	$3,814	$3,251	17.3	$6,970	$6,009	16.0
Special revenue item	19	—	NM	19	—	NM
Cargo and other revenue	451	440	2.5	853	845	0.9

Total revenue	$4,284	$3,691	16.1	$7,842	$6,854	14.4

Operating Expenses:
Aircraft fuel	$1,394	$992	40.5	$2,554	$1,865	36.9
Salaries and related costs	864	822	5.1	1,669	1,618	3.2
Regional capacity purchase	214	205	4.4	406	402	1.0
Landing fees and other rent	228	215	6.0	448	428	4.7
Aircraft maintenance materials and outside repairs	154	131	17.6	303	273	11.0
Depreciation and amortization	156	122	27.9	317	256	23.8
Distribution expenses	177	161	9.9	340	306	11.1
Aircraft rent	173	230	(24.8)	345	459	(24.8)
Special charges	56	24	NM	59	34	NM
Other operating expenses	494	460	7.4	998	934	6.9

Total operating expenses	$3,910	$3,362	16.3	$7,439	$6,575	13.1

Operating income	$374	$329	13.7	$403	$279	44.4
Nonoperating expense	(110)	(96)	14.6	(194)	(191)	1.6

Continental’s operating income and net income in the second quarter of 2011 were $374 million and $262 million, respectively, as compared to operating income and net income of $329 million and $233 million, respectively, in the second quarter of 2010. Similarly, Continental’s operating income and net income in the first six months of 2011 were $403 million and $205 million, respectively, as compared to operating income and net income of $279 million and $87 million, respectively, in the first six months of 2010. These improvements were largely due to the improvement in global economic conditions following the severe recession in 2009, consistent with the improvement in UAL’s and United’s results described above.

During the second quarter of 2011, the Company modified the United and Continental co-branded credit card agreements with Chase as a result of the merger. This contract modification resulted in a one-time adjustment of $19 million for Continental to decrease the deferred revenue balance and increase special revenue in accordance with ASU 2009-13. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Aircraft fuel expense increased approximately 41% and 37% in both the second quarter and first six months as compared to 2010, primarily due to an increase in the market prices of aircraft fuel. Fuel hedge gains were $65 million and $94 million in the second quarter and first six months of 2011, respectively. Similarly, fuel hedge losses were $9 million and $6 million in the second quarter and first six months of 2010, respectively.

Aircraft rent decreased 25% in both the second quarter and first six months of 2011 as compared to 2010, primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

Continental’s nonoperating expense in both the second quarter and first six months of 2011 includes a net loss of $2 million and $14 million, respectively, associated with marking to market the fair value of Continental’s derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net loss and the related derivatives are only reflected in the Continental stand-alone financial statements. See Note 5 to the financial statements included in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor UAL’s performance on a consistent basis. Special items relate to activities that are not central to our ongoing operations. A reconciliation of net income and diluted earnings per share to the non-GAAP financial measure of net income and diluted earnings per share, excluding special items, for the three and six months ended June 30 is as follows (in millions, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income	Diluted Earnings per Share	Net Income	Net Income	Diluted Earnings per Share	Net Income
	2011	2011	2010	2011	2011	2010
Net income - GAAP	$538	$1.39	$273	$325	$0.88	$191
Special revenue item	(107)	(0.27)	—	(107)	(0.28)	—
Special charges	146	0.37	106	223	0.58	124
Operating non-cash MTM losses	—	—	37	—	—	6
Other items	—	—	14	—	—	17

Net income excluding special items - non-GAAP	$577	$1.49	$430	$441	$1.18	$338

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report except as follows:

Aircraft Fuel. As of June 30, 2011, UAL’s projected consolidated fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallon)	% of Expected Consumption	Weighted Average price (per gallon)
Remainder of 2011
Heating oil collars	15%	$3.32	15%	$2.65
Heating oil call options	4	2.41	N/A	N/A
Heating oil swaps	3	2.24	3	2.24
WTI crude oil call options	13	2.32	N/A	N/A
WTI crude oil swaps	11	2.17	11	2.17
Aircraft fuel call options	4	3.15	N/A	N/A
Aircraft fuel swaps	1	3.14	1	3.14

Total	51%		30%

As of June 30, 2011, UAL had hedged 13% of the projected first half 2012 fuel consumption.

At June 30, 2011, UAL fuel derivatives were in a net asset position of $191 million. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H (2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL, United and Continental to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of June 30, 2011, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2011

Except as set forth below, during the three months ended June 30, 2011, there were no changes in UAL’s, United’s or Continental’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On October 1, 2010, UAL and Continental completed the merger transaction. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to the legal proceedings below, UAL, United and Continental are parties to other legal proceedings as described in the Company’s 2010 Annual Report and the Form 10-Q for the quarter ended March 31, 2011.

Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL Corporation in connection with the merger. The plaintiffs alleged that the merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the merger to close. After the closing of the merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit and moved for a “hold separate” order pending the appeal, which was denied. The Ninth Circuit affirmed the District Court’s denial of the preliminary injunction on May 23, 2011 and, on July 8, 2011, denied the plaintiffs’ motions for rehearing and for rehearing en banc.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2010 Annual Report for a detailed discussion of the risk factors affecting UAL, United and Continental. The discussion below includes updates to certain risk factor disclosures included in the 2010 Annual Report, which are in addition to, and not in lieu of, those contained in the 2010 Annual Report.

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

Under United’s and Continental’s new combined credit card processing agreement with Paymentech, LLC and JPMorgan Chase, United and Continental are required to provide a cash reserve determined based on the unrestricted cash balance held by United and Continental. If United’s and Continental’s unrestricted cash balance is at or more than $3.5 billion as of any calendar month-end measurement date, the required reserve will remain at $25 million. However, if United’s and Continental’s unrestricted cash balance is less than $3.5 billion, their required reserve will increase to a percentage of relevant advance ticket sales that could be significant. Based on United’s and Continental’s June 30, 2011 unrestricted cash balance, United and Continental were not required to provide cash collateral above the $25 million reserve balance. If Continental is required to post additional cash collateral under the new combined JPMorgan Chase credit card processing agreement as a result of an increase in the required reserve amount, Continental will also be required to post additional collateral under its credit card processing agreement with American Express that could be significant.

Under United’s credit card processing agreement with American Express, in addition to certain other risk protections provided to American Express, United is required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date with United’s required reserves increasing to stated percentages of net current exposure that could be significant as United’s unrestricted cash balance falls below certain minimum cash amounts. The agreement with American Express permits United to provide certain replacement collateral in lieu of cash collateral, as long as United’s unrestricted cash balance is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties. Based on United’s unrestricted cash balance at June 30, 2011, United was not required to provide any reserves under this agreement.

An increase in the future reserve requirements and the posting of a significant amount of cash collateral, as provided by the terms of any or all of United’s and Continental’s material credit card processing agreements, could materially reduce the Company’s liquidity. See Note 8 of this report and Note 17 of the 2010 Annual Report for a more detailed discussion of our obligations under the Company’s credit card processing agreements.

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

Each of United and Continental operates under a certificate of public convenience and necessity issued by the Department of Transportation (the “DOT”). If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The Federal Aviation Administration (the “FAA”) from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company, and which could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

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

The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or continued in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the European Union Emissions Trading Scheme (subject to legal challenge), the State of California’s cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

See Item 1, Business-Industry Regulation, in the Company’s 2010 Annual Report for further information on government regulation impacting the Company.

The issuance of UAL’s 8% Contingent Senior Notes could adversely impact the Company’s results of operations, liquidity and financial position.

UAL would be obligated under an indenture to issue to the Pension Benefit Guarantee Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) if certain financial triggering events occur. The 8% Notes would be issued in up to eight equal tranches of $62.5 million (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR (as defined in the 8% Notes indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve-month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017.

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

As of June 30, 2011, a triggering event occurred under the 8% Notes indenture and, as a result, UAL is obligated to issue one tranche of $62.5 million of the 8% Notes to the PBGC no later than February 14, 2012. This is the first such tranche of 8% Notes to be issued by UAL under the 8% Notes indenture. Because the issuance of subsequent tranches of the 8% Notes is based upon future operating results, UAL cannot predict whether future issuances will occur or the timing of any such issuances. The first issuance and any future issuances of the 8% Notes could adversely impact the Company’s results of operations because of increased charges to earnings for the principal amount of the notes issued and increased interest expense related to the 8% Notes. Issuance of such notes could adversely impact the Company’s liquidity due to increased cash required to meet interest and principal payments.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 25, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 25, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: July 25, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 25, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date: July 25, 2011	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 25, 2011	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

†10.1	Separation Agreement, dated April 30, 2011, by and among United Continental Holdings, Inc., United Air Lines, Inc. and R. Keith Halbert

†10.2	Employment Agreement, dated May 1, 2011, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Robert S. Edwards

†10.3	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective June 9, 2011)

†10.4	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.1	XBRL Instance Document

**101.2	XBRL Taxonomy Extension Schema Document

**101.3	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan or arrangement