Form 10-Q
period 2011-09-30
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2011-10-27
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 21, 2011 is shown below:

United Continental Holdings, Inc.	330,852,949 shares of common stock ($0.01 par value) 205 (100% owned by United Continental Holdings, Inc.)
United Air Lines, Inc.	There is no market for United Air Lines, Inc. common stock. 1,000 (100% owned by United Continental Holdings, Inc.)
Continental Airlines, Inc.	There is no market for Continental Airlines, Inc. common stock.

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

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended September 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
United Continental Holdings, Inc.:
Statements of Consolidated Operations	3
Consolidated Balance Sheets	4
Condensed Statements of Consolidated Cash Flows	6

United Air Lines, Inc.:
Statements of Consolidated Operations	7
Consolidated Balance Sheets	8
Condensed Statements of Consolidated Cash Flows	10

Continental Airlines, Inc.:
Statements of Consolidated Operations	11
Consolidated Balance Sheets	12
Condensed Statements of Consolidated Cash Flows	14

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	53
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6. Exhibits	54
Signatures	55
Exhibit Index	56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Passenger:
Mainline	$7,265	$3,744	19,892	$10,173
Regional	1,779	1,011	4,945	2,766

Total passenger revenue	9,044	4,755	24,837	12,939
Cargo	283	175	882	522
Special revenue item (Note 1)	—	—	107	—
Other operating revenue	844	487	2,356	1,400

	10,171	5,417	28,182	14,861

Operating expenses:
Aircraft fuel	3,371	1,534	9,270	4,227
Salaries and related costs	2,020	1,129	5,742	3,180
Regional capacity purchase	619	417	1,807	1,210
Landing fees and other rent	476	268	1,451	796
Aircraft maintenance materials and outside repairs	447	262	1,330	729
Depreciation and amortization	384	232	1,157	676
Distribution expenses	377	204	1,102	574
Aircraft rent	255	82	760	244
Special charges (Note 10)	120	63	343	187
Other operating expenses	1,167	685	3,443	1,980

	9,236	4,876	26,405	13,803

Operating income	935	541	1,777	1,058

Nonoperating income (expense):
Interest expense	(227)	(177)	(731)	(540)
Interest income	6	5	15	8
Interest capitalized	10	2	24	7
Miscellaneous, net	(64)	16	(94)	44

	(275)	(154)	(786)	(481)

Income before income taxes	660	387	991	577
Income tax expense (benefit)	7	—	13	(1)

Net income	$653	$387	$978	$578

Earnings per share, basic	$1.97	$2.30	$2.96	$3.44

Earnings per share, diluted	$1.69	$1.75	$2.59	$2.78

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,984	$8,069
Short-term investments	1,373	611

Total unrestricted cash, cash equivalents and short-term investments	8,357	8,680
Restricted cash	50	37
Receivables, less allowance for doubtful accounts (2011 — $7; 2010 — $6)	1,713	1,613
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $81; 2010 — $64)	628	466
Deferred income taxes	643	591
Prepaid expenses and other	595	658

	11,986	12,045

Operating property and equipment:
Owned—
Flight equipment	15,692	15,181
Other property and equipment	3,059	2,890

	18,751	18,071
Less — accumulated depreciation and amortization	(3,717)	(2,858)

	15,034	15,213

Purchase deposits for flight equipment	359	230
Capital leases—
Flight equipment	1,468	1,741
Other property and equipment	220	217

	1,688	1,958
Less — accumulated amortization	(532)	(456)

	1,156	1,502

	16,549	16,945

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $630; 2010 — $504)	4,772	4,917
Restricted cash, cash equivalents and investments	337	350
Investments	92	103
Other, net	795	715

	10,519	10,608

	$39,054	$39,598

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$3,761	$2,998
Frequent flyer deferred revenue	2,507	2,582
Accounts payable	1,808	1,805
Accrued salaries and benefits	1,404	1,470
Current maturities of long-term debt	1,201	2,411
Current maturities of capital leases	138	252
Other	1,079	1,127

	11,898	12,645

Long-term debt	10,873	11,434
Long-term obligations under capital leases	945	1,036

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,343	3,491
Advanced purchase of miles	1,711	1,159
Postretirement benefit liability	2,393	2,344
Pension liability	1,428	1,473
Deferred income taxes	1,641	1,585
Lease fair value adjustment, net	1,188	1,371
Other	1,322	1,333

	13,026	12,756

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 330,849,396 and 327,922,565 shares at September 30, 2011 and December 31, 2010, respectively	3	3
Additional capital invested	7,110	7,071
Accumulated deficit	(4,725)	(5,703)
Stock held in treasury, at cost	(31)	(31)
Accumulated other comprehensive income (loss)	(45)	387

	2,312	1,727

	$39,054	$39,598

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$978	$578
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation and amortization	1,157	676
Amortization of debt and lease fair value adjustment	(171)	12
Special items, non-cash portion (Notes 1 and 10)	(15)	112
Increase in advance ticket sales	762	499
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	82	(118)
Increase in receivables	(517)	(295)
Increase in accounts payable	1	87
Increase in other current assets	(209)	(59)
Increase in other accrued liabilities	24	160
Net change in fuel hedge cash collateral	(61)	10
Other, net	112	139

Net cash provided by operating activities	2,143	1,801

Cash Flows from Investing Activities:
Capital expenditures	(510)	(212)
Aircraft purchase deposits paid, net	(121)	(42)
(Increase) decrease in restricted cash	(4)	71
Proceeds from sale of property and equipment	107	25
Purchases of short-term investments, net	(754)	—
Other, net	—	6

Net cash used in investing activities	(1,282)	(152)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	142	1,995
Payments of long-term debt	(1,925)	(1,529)
Principal payments under capital leases	(199)	(201)
Other, net	36	(18)

Net cash provided by (used in) financing activities	(1,946)	247

Increase (decrease) in cash and cash equivalents during the period	(1,085)	1,896
Cash and cash equivalents at beginning of the period	8,069	3,042

Cash and cash equivalents at end of the period	$6,984	$4,938

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$130	$467
Reclassification of debt to advanced purchases of miles	(270)	—
Reclassification of debt discount to other assets	60	—
UAL 8% Contingent Senior Unsecured Notes, net of discount	49	—
Interest paid in kind on UAL 6% Senior Notes	18	17

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Passenger:
Mainline	$4,032	$3,744	$10,916	$10,173
Regional	1,084	1,011	3,021	2,766

Total passenger revenue	5,116	4,755	13,937	12,939
Cargo	177	175	535	522
Special revenue item (Note 1)	—	—	88	—
Other operating revenue	564	489	1,543	1,406

	5,857	5,419	16,103	14,867

Operating expenses:
Aircraft fuel	1,949	1,534	5,294	4,227
Salaries and related costs	1,092	1,129	3,117	3,180
Regional capacity purchase	407	417	1,190	1,210
Landing fees and other rent	246	268	773	796
Aircraft maintenance materials and outside repairs	299	262	881	729
Depreciation and amortization	228	232	684	676
Distribution expenses	194	204	580	574
Aircraft rent	82	82	243	244
Special charges (Note 10)	72	63	236	187
Other operating expenses	709	679	2,081	1,973

	5,278	4,870	15,079	13,796

Operating income	579	549	1,024	1,071

Nonoperating income (expense):
Interest expense	(135)	(172)	(462)	(525)
Interest income	2	5	7	8
Interest capitalized	6	2	12	7
Miscellaneous, net	(35)	15	(43)	44

	(162)	(150)	(486)	(466)

Income before income taxes	417	399	538	605
Income tax expense (benefit)	2	—	2	(1)

Net income	$415	$399	$536	$606

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,070	$4,665
Short-term investments	186	—

Total unrestricted cash, cash equivalents and short-term investments	4,256	4,665
Restricted cash	50	37
Receivables, net of allowance for doubtful accounts (2011 — $6; 2010 — $5)	865	1,004
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $69; 2010 — $61)	347	321
Receivables from related parties	228	135
Deferred income taxes	387	373
Prepaid expenses and other	413	366

	6,546	6,901

Operating property and equipment:
Owned—
Flight equipment	9,061	8,718
Other property and equipment	2,213	2,086

	11,274	10,804
Less — accumulated depreciation and amortization	(3,200)	(2,717)

	8,074	8,087

Purchase deposits for flight equipment	57	51
Capital leases—
Flight equipment	1,468	1,741
Other property and equipment	52	49

	1,520	1,790
Less — accumulated amortization	(519)	(453)

	1,001	1,337

	9,132	9,475

Other assets:
Intangibles, less accumulated amortization (2011 — $518; 2010 — $473)	2,298	2,343
Restricted cash	201	190
Investments	91	97
Other, net	570	622

	3,160	3,252

	$18,838	$19,628

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$2,116	$1,536
Frequent flyer deferred revenue	1,529	1,703
Accounts payable	1,022	907
Accrued salaries and benefits	907	938
Current maturities of long-term debt	476	1,546
Current maturities of capital leases	135	249
Payables to related parties	61	63
Other	765	950

	7,011	7,892

Long-term debt	5,350	5,480
Long-term obligations under capital leases	765	858

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,059	2,321
Advanced purchase of miles	1,442	1,159
Postretirement benefit liability	2,127	2,091
Pension liability	105	101
Deferred income taxes	746	731
Other	952	972

	7,431	7,375

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 shares at both September 30, 2011 and December 31, 2010	—	—
Additional capital invested	3,430	3,421
Accumulated deficit	(4,953)	(5,489)
Accumulated other comprehensive income (loss)	(196)	91

	(1,719)	(1,977)

	$18,838	$19,628

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$536	$606
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Depreciation and amortization	684	676
Amortization of debt and lease fair value adjustment	11	12
Special items, non-cash portion (Notes 1 and 10)	(19)	112
Increase in advance ticket sales	579	499
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(150)	(118)
Increase in receivables	(237)	(294)
Increase in accounts payable	112	88
Increase in other current assets	(88)	(92)
Increase (decrease) in other accrued liabilities	(38)	161
Net change in fuel hedge cash collateral	(61)	10
Other, net	109	137

Net cash provided by operating activities	1,438	1,797

Cash Flows from Investing Activities:
Capital expenditures	(332)	(212)
Aircraft purchase deposits paid, net	(6)	(42)
(Increase) decrease in restricted cash	(28)	71
Proceeds from sale of property and equipment	15	25
Purchases of short-term investments, net	(180)	—
Other, net	—	6

Net cash used in investing activities	(531)	(152)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,995
Payments of long-term debt	(1,316)	(1,528)
Principal payments under capital leases	(198)	(201)
Other, net	12	(15)

Net cash provided by (used in) financing activities	(1,502)	251

Increase (decrease) in cash and cash equivalents during the period	(595)	1,896
Cash and cash equivalents at beginning of the period	4,665	3,036

Cash and cash equivalents at end of the period	$4,070	$4,932

Investing and Financing Activities Not Affecting Cash:
UAL 8% Contingent Senior Unsecured Notes, net of discount	$49	$—
Interest paid in kind on UAL 6% Senior Notes	18	17

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Operating revenue:
Passenger:
Mainline	$3,229	$2,884	$8,970	$7,777
Regional	695	610	1,924	1,726

Total passenger revenue	3,924	3,494	10,894	9,503
Cargo	105	115	346	328
Special revenue item (Note 1)	—	—	19	—
Other operating revenue	343	326	955	957

	4,372	3,935	12,214	10,788

Operating expenses:
Aircraft fuel	1,422	1,006	3,976	2,872
Salaries and related costs	906	909	2,575	2,527
Regional capacity purchase	211	207	617	608
Landing fees and other rent	230	228	678	656
Aircraft maintenance materials and outside repairs	152	126	455	399
Depreciation and amortization	156	124	473	380
Distribution expenses	183	169	523	474
Aircraft rent	171	230	516	689
Special charges (Note 10)	48	13	107	47
Other operating expenses	533	481	1,531	1,416

	4,012	3,493	11,451	10,068

Operating income	360	442	763	720

Nonoperating income (expense):
Interest expense	(88)	(102)	(259)	(288)
Interest income	3	2	7	6
Interest capitalized	4	5	12	17
Miscellaneous, net	(41)	7	(76)	(13)

	(122)	(88)	(316)	(278)

Income before income taxes	238	354	447	442
Income tax expense	2	—	6	1

Net income	$236	$354	$441	$441

Earnings per share, basic		$2.52		$3.16

Earnings per share, diluted		$2.16		$2.81

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,908	$3,398
Short-term investments	1,187	611

Total unrestricted cash, cash equivalents and short-term investments	4,095	4,009
Receivables, net of allowance for doubtful accounts (2011 — $1; 2010 — $1)	848	609
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011 — $12; 2010 — $3)	281	246
Deferred income taxes	254	225
Receivables from related parties	—	3
Prepaid expenses and other	184	185

	5,662	5,277

Operating property and equipment:
Owned—
Flight equipment	6,631	6,463
Other property and equipment	846	804

	7,477	7,267
Less — accumulated depreciation and amortization	(517)	(141)

	6,960	7,126
Purchase deposits for flight equipment	302	178
Capital leases — other property and equipment	168	168
Less — accumulated amortization	(13)	(3)

	155	165

	7,417	7,469

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011 — $112; 2010 — $31)	2,476	2,575
Restricted cash, cash equivalents and investments	135	160
Other, net	368	375

	7,502	7,633

	$20,581	$20,379

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$1,645	$1,463
Frequent flyer deferred revenue	978	879
Accounts payable	790	902
Accrued salaries and benefits	496	532
Current maturities of long-term debt	724	865
Payables to related parties	66	—
Current maturities of capital leases	3	3
Other	333	236

	5,035	4,880

Long-term debt	5,111	5,536
Long-term obligations under capital leases	180	178

Other liabilities and deferred credits:
Frequent flyer deferred revenue	1,284	1,170
Advanced purchase of miles	270	—
Postretirement benefit liability	265	253
Pension liability	1,323	1,372
Lease fair value adjustment, net	1,192	1,374
Deferred income taxes	817	784
Other	469	522

	5,620	5,475

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized and outstanding 1,000 shares at both September 30, 2011 and December 31, 2010	—	—
Additional capital invested	4,146	4,115
Retained earnings (accumulated deficit)	346	(95)
Accumulated other comprehensive income	143	290

	4,635	4,310

	$20,581	$20,379

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash Flows from Operating Activities:
Net income	$441	$441
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Depreciation and amortization	473	380
Amortization of debt and lease fair value adjustment	(182)	—
Special items, non-cash portion (Notes 1 and 10)	4	18
Increase in advance ticket sales	183	400
Increase in frequent flyer deferred revenue and advanced purchase of miles	233	141
Increase in receivables	(370)	(199)
Increase (decrease) in accounts payable	(47)	44
Increase in other current assets	(83)	(176)
Increase in other accrued liabilities	23	230
Other, net	30	28

Net cash provided by operating activities	705	1,307

Cash Flows from Investing Activities:
Capital expenditures	(178)	(246)
Aircraft purchase deposits paid, net	(116)	10
Decrease in restricted cash	25	3
Proceeds from sale of property and equipment	92	32
Purchases of short-term investments, net	(574)	(171)

Net cash used in investing activities	(751)	(372)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	142	1,025
Payments of long-term debt	(609)	(836)
Other, net	23	28

Net cash used in financing activities	(444)	217

Increase in cash and cash equivalents during the period	(490)	1,152
Cash and cash equivalents at beginning of the period	3,398	2,546

Cash and cash equivalents at end of the period	$2,908	$3,698

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$130	$467
Reclassification of debt to advanced purchases of miles	(270)	—
Reclassification of debt discount to other assets	60	—

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

Continental Acquisition Accounting. As a result of the application of the acquisition method of accounting, Continental’s financial statements prior to October 1, 2010 are not comparable with Continental’s financial statements for periods on or after October 1, 2010. References to “Successor” refer to Continental on or after October 1, 2010, after giving effect to the application of acquisition accounting. References to “Predecessor” refer to Continental as reported prior to October 1, 2010.

Interim Financial Statements. The UAL, United and Continental unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The significant reclassifications are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). Effective January 1, 2011, the Company reclassified costs associated with the redemption of frequent flyer miles for awards other than travel on United or Continental from operating revenue to operating expenses. This reclassification increased revenue and other operating expenses in the three and nine months ended September 30, 2010 by $23 million and $65 million, respectively, but had no effect on earnings for those periods. These reclassifications were made to conform the financial statement presentation of UAL, United and Continental. The UAL, United and Continental financial statements should be read together with the information included in the 2010 Annual Report.

NOTE 1—NEW ACCOUNTING PRONOUNCEMENTS

Multiple-Deliverable Revenue Arrangements

Frequent Flyer Awards. United and Continental have frequent flyer programs that are designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from non-airline partners that participate in the Company’s loyalty programs. We sell miles to these partners, which include retail merchants, credit card issuers, hotels and car rental companies, among others. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air transportation services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale that represents the fair value of the miles, as described further below. In the case of miles sold to third parties, historically, we have had two primary revenue elements: marketing and air transportation.

The adoption of Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), as described below, resulted in the revision of the accounting for certain aspects of the Company’s frequent flyer accounting.

Passenger Tickets

Effective January 1, 2011, the Company began applying the provisions of ASU 2009-13, which resulted in a change to the Company’s accounting for passenger ticket sales that include the issuance of miles that may be redeemed for free travel or other products or services at a future date. Under the Company’s accounting policy prior to January 1, 2011, the Company estimated the weighted average equivalent ticket value by assigning a fair value to the miles that were issued in connection with the sale of air transportation. The fair value of the miles was deferred and the residual amount of ticket proceeds was recognized as passenger revenue at the time the air transportation was provided.

Effective January 1, 2011, the Company began applying the new guidance to determine the estimated selling price of the air transportation and miles as if each element were sold on a separate basis and to allocate the total consideration to each of these elements on a pro rata basis. The estimated selling price of miles is computed using an estimated weighted average equivalent ticket value that is adjusted by a sales discount that considers a number of factors, including ultimate fulfillment expectations associated with miles sold in flight transactions to various customer groups.

As a result of the prospective adoption, the new accounting policy was only applied to new sales of air transportation beginning in 2011. Generally, as compared to the historical accounting policy, for passenger tickets sold with miles earned, the new accounting policy decreases the value of miles that the Company records as deferred revenue and increases the passenger revenue recorded at the time air transportation is provided. Due to the average period from the purchase of air transportation to the provision of air transportation, the new accounting policy was only applicable to a portion of the Company’s multiple element ticket transactions recorded during 2011. The application of the new accounting method resulted in the following increases to revenue (in millions, except per share amounts):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	UAL	United	Continental	UAL	United	Continental
Operating revenue	$93	$56	$37	$254	$159	$95
Per basic share	$0.28			$0.77
Per diluted share	$0.24			$0.64

We estimate that application of the new accounting method for the last three months of 2011 will increase UAL’s revenue as compared to revenue that would have been recorded under the historical method of accounting, at levels that are expected to be substantially consistent with those recorded during the third quarter.

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

Under the Co-Brand Agreement and ASU 2009-13, we have identified five revenue elements in the agreement: air transportation; use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding air transportation, the “marketing-related deliverables”). The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered.

The new guidance changed the allocation of arrangement consideration to the number of units of accounting; however, the pattern and timing of revenue recognition for those units did not change. The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned.

The application of the new accounting standard decreases the value of the air transportation deliverable related to the Co-Brand Agreement that the Company records as deferred revenue (and ultimately passenger revenue when redeemed awards are flown) and increases the value primarily of the marketing-related deliverables recorded in other revenue at the time these marketing-related deliverables are provided. Excluding the effects disclosed in the “Special Revenue Item” section below, the impact of adoption of ASU 2009-13 resulted in the following estimated increases to revenue (in millions, except per share amounts):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	UAL	United	Continental	UAL	United	Continental
Operating revenue	$42	$37	$5	$58	$46	$12
Per basic share	$0.13			$0.18
Per diluted share	$0.11			$0.15

While revenue recognition is subject to fluctuation based on credit card sales volumes and frequent flyer redemption patterns, the Company expects, as a result of the Co-Brand Agreement, that revenue will increase by approximately $50 million in the fourth quarter of 2011. These estimates are subject to variability primarily depending on the volume of future transactions.

Pending new or materially modified contracts after January 1, 2011, certain other non-airline partners who participate in the loyalty programs and to which we sell miles remain subject to our historical residual accounting method.

Special Revenue Item

The transition provisions of ASU 2009-13 require that the Company’s existing deferred revenue balance be adjusted retroactively to reflect the value of any undelivered element remaining at the date of contract modification as if we had been applying ASU 2009-13 since the initiation of the Co-Brand Agreement. We applied this transition provision by revaluing the undelivered air transportation element using its new estimated selling price as determined in connection with the contract modification. This estimated selling price was lower than the rate at which the undelivered element had been deferred under the previous contracts and thus we recorded the following one-time non-cash adjustment to decrease frequent flyer deferred revenue and increase special revenue (in millions):

	Nine Months Ended September 30, 2011
	UAL	United	Continental
Special revenue item	$107	$88	$19
Per basic share	$0.33
Per diluted share	$0.27

NOTE 2—EARNINGS PER SHARE

The table below represents the computation of UAL basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
UAL basic earnings per share:
Net income	$653	$387	$978	$578
Less: Income allocable to participating securities	(2)	—	(3)	(1)

Earnings available to common stockholders	$651	$387	$975	$577

Basic weighted average shares outstanding	330	168	329	168

Earnings per share, basic	$1.97	$2.30	$2.96	$3.44

UAL diluted earnings per share:
Earnings available to common stockholders	$651	$387	975	$577
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	2	18	31	53
Effect of Continental 4.5% Convertible Notes	2	—	7	—
Effect of UAL 5% Senior Convertible Notes	—	4	—	—
Effect of Continental 6% Convertible Junior Subordinated Debentures	4	—	—	—
Effect of UAL 6% Senior Convertible Notes	4	4	13	13

Earnings available to common stockholders including the effect of dilutive securities	$663	$413	$1,026	$643

UAL diluted shares outstanding:
Basic weighted average shares outstanding	330	168	329	168
Effect of restricted stock units and employee stock options	1	2	2	1
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	5	22	13	22
Effect of Continental 4.5% Convertible Notes	12	—	12	—
Effect of UAL 5% Senior Convertible Notes	—	3	—	—
Effect of Continental 6% Convertible Junior Subordinated Debentures	4	—	—	—
Effect of UAL 6% Senior Convertible Notes	40	40	40	40

Diluted weighted average shares outstanding	392	235	396	231

Earnings per share, diluted	$1.69	$1.75	$2.59	$2.78

UAL potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and units and stock options	7	5	6	5
Continental 6% Convertible Junior Subordinated Debentures	—	—	4	—
UAL 5% Senior Convertible Notes (Note 9)	—	—	—	3

UAL’s 6% Senior Notes due 2031, with a principal amount of $633 million as of September 30, 2011, can be redeemed, and the $62.5 million of UAL’s 8% Contingent Senior Notes (the “8% Notes”), which UAL is obligated to issue no later than February 14, 2012, will be redeemable when issued with either cash or shares of UAL common stock, or in the case of mandatory redemption, a combination thereof, at UAL’s option. These notes are not included in the diluted earnings per share calculation because, if UAL were to redeem the notes, it is UAL’s intent to redeem these notes with cash. See Note 8 of this report for additional information on the 8% Notes.

During the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 with cash after the notes were put to UAL by the noteholders. For the nine months ended September 30, 2011, the dilutive effect of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 was excluded from the diluted earnings per share calculations from the date that notice was given of the Company’s intent to pay the notes put to it in cash up to the June 30, 2011 repurchase date.

The table below represents the computation of Continental Predecessor’s basic and diluted earnings per share amounts (in millions, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Continental Predecessor basic earnings per share:
Earnings available to common stockholders	$354	$441

Basic weighted average shares outstanding	140	140

Earnings per share, basic	$2.52	$3.16

Continental Predecessor diluted earnings per share:
Earnings available to common stockholders	$354	$441
Effect of 5% Convertible Notes	2	10
Effect of 6% Convertible Junior Subordinated Debentures	3	10
Effect of 4.5% Convertible Notes	3	7

Earnings available to common stockholders including the effect of dilutive securities	$362	$468

Continental Predecessor diluted shares outstanding:
Basic weighted average shares outstanding	140	140
5% Convertible Notes	9	9
6% Convertible Junior Subordinated Debentures	4	4
4.5% Convertible Notes	12	12
Employee stock options	2	2

Diluted weighted average shares outstanding	167	167

Earnings per share, diluted	$2.16	$2.81

Continental Predecessor potentially dilutive shares excluded from diluted per share amounts:
Employee stock options	2	2

NOTE 3—INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of the reduction to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

NOTE 4—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
UAL	2011	2010	2011	2010
Service cost	$22	$1	$11	$8
Interest cost	44	2	32	29
Expected return on plan assets	(36)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	(5)	—	—	(3)

Net periodic benefit costs	$25	$1	$42	$33

United
Service cost	$2	$1	$8	$8
Interest cost	2	2	29	29
Expected return on plan assets	(3)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	—	—	—	(3)

Net periodic benefit costs	$1	$1	$36	$33

Continental (a)
Service cost	$20	$17	$3	$3
Interest cost	42	40	3	3
Expected return on plan assets	(33)	(29)	—	—
Amortization of unrecognized (gain) loss and prior service cost	(5)	25	—	4

Net periodic benefit costs	$24	$53	$6	$10

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
UAL	2011	2010	2011	2010
Service cost	$66	$4	$35	$23
Interest cost	133	7	95	87
Expected return on plan assets	(105)	(7)	(2)	(2)
Amortization of unrecognized gain and prior service cost	(17)	(1)	(1)	(9)

Net periodic benefit costs	$77	$3	$127	$99

United
Service cost	$5	$4	$25	$23
Interest cost	7	7	85	87
Expected return on plan assets	(8)	(7)	(2)	(2)
Amortization of unrecognized gain and prior service cost	(1)	(1)	—	(9)

Net periodic benefit costs	$3	$3	$108	$99

Continental (a)
Service cost	$61	$50	$10	$7
Interest cost	126	119	10	10
Expected return on plan assets	(97)	(82)	—	—
Amortization of unrecognized (gain) loss and prior service cost	(16)	72	(1)	13

Net periodic benefit costs	$74	$159	$19	$30

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

During the nine months ended September 30, 2011, Continental contributed $135 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $31 million to its tax-qualified defined benefit pension plans in October 2011.

Share-Based Compensation. In February 2011, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock that vest pro-rata over three years on the anniversary of the grant date. These awards also include approximately 3.0 million performance-based restricted stock units (“RSUs”) (equivalent to approximately 1.9 million RSUs at the target performance level), consisting of approximately 1.2 million RSUs that vest based on UAL’s return on invested capital for the period beginning January 1, 2011 and ending December 31, 2013, and 1.8 million RSUs that vest based on the achievement of merger-related goals. Vesting of a portion of the merger incentive RSUs is based on the achievement of certain merger-related milestones and vesting of the remainder of the merger incentive RSUs is based on the achievement of revenue and cost synergies over a three-year performance period ending December 31, 2013. If the specified performance conditions are achieved, cash payments will be made shortly after the end of the performance period or achievement of the specified merger milestone, as applicable, based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards. The table below presents information related to share-based compensation expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense
UAL (a)	$13	$9	$40	$30
Continental Predecessor		49		57

	September 30, 2011	December 31, 2010
Unrecognized share-based compensation expense	$57	$43

(a)	Includes expense recognized in integration-related costs for the three and nine months ended September 30, 2011.

Profit Sharing Plans. In 2011, substantially all employees participate in profit sharing plans, which pay 15% of total pre-tax earnings, excluding special items and stock compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and stock-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group will receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of annual pay that is calculated under the U.S. profit sharing plan. Assuming all work groups are eligible to participate in profit sharing, UAL recorded profit sharing and related payroll tax expense of $152 million and $242 million in the three and nine months ended September 30, 2011, respectively. The actual amount of profit sharing that the Company will distribute to eligible employees in 2012 depends on the Company’s full year financial results and the pool of employees eligible to participate. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

During 2010, United and Continental maintained separate employee profit sharing plans for the employees of each respective subsidiary. During the three months ended September 30, 2010, United and Continental Predecessor recorded profit sharing and related payroll tax expense of $90 million and $58 million, respectively. During the nine months ended September 30, 2010, United and Continental Predecessor recorded profit sharing and related payroll tax expense of $153 million and $77 million, respectively.

NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2011 and December 31, 2010 (in millions):

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$6,984	$6,984	$—	$—	$8,069	$8,069	$—	$—
Short-term investments:
Auction rate securities	121	—	—	121	119	—	—	119
CDARS	276	276	—	—	45	45	—	—
Asset-backed securities	411	411	—	—	258	258	—	—
Corporate debt	474	474	—	—	135	135	—	—
U.S. government and agency notes	25	25	—	—	39	39	—	—
Other fixed income securities	66	66	—	—	15	15	—	—
EETC	60	—	—	60	66	—	—	66
Fuel derivatives, net	(75)	—	(75)	—	375	—	375	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash (a)	135	135	—	—	160	160	—	—

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	United (a)
Cash and cash equivalents	$4,070	$4,070	$—	$—	$4,665	$4,665	$—	$—
Short-term investments:
Asset-backed securities	31	31	—	—	—	—	—	—
Corporate debt	137	137	—	—	—	—	—	—
U.S. government and agency notes	2	2	—	—	—	—	—	—
Other fixed income securities	16	16	—	—	—	—	—	—
EETC	60	—	—	60	66	—	—	66
Fuel derivatives, net	(48)	—	(48)	—	277	—	277	—

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Continental
Cash and cash equivalents	$2,908	$2,908	$—	$—	$3,398	$3,398	$—	$—
Short-term investments:
Auction rate securities	121	—	—	121	119	—	—	119
CDARS	276	276	—	—	45	45	—	—
Asset-backed securities	380	380	—	—	258	258	—	—
Corporate debt	337	337	—	—	135	135	—	—
U.S. government and agency notes	23	23	—	—	39	39	—	—
Other fixed income securities	50	50	—	—	15	15	—	—
Fuel derivatives, net	(27)	—	(27)	—	98	—	98	—
Foreign currency derivatives	(3)	—	(3)	—	(7)	—	(7)	—
Restricted cash	135	135	—	—	160	160	—	—
Convertible debt derivative asset	199	—	—	199	286	—	—	286
Convertible debt option liability	(103)	—	—	(103)	(164)	—	—	(164)

(a)	United’s restricted cash is recorded at cost.

The tables below present disclosures about the activity for “Level Three” financial assets and financial liabilities for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,
	2011		2010
UAL (a)	Auction Rate Securities	EETC	EETC
Balance at June 30	$121	$65	$61
Settlements	—	(2)	(2)
Reported in earnings—unrealized	1	—	—
Reported in other comprehensive income	(1)	(3)	4

Balance at September 30	$121	$60	$63

(a)	For 2010, amounts also represent United. For 2011, United’s only Level Three recurring measurements are the above EETCs.

	Nine Months Ended September 30,
	2011		2010
UAL (a)	Auction Rate Securities	EETC	EETC
Balance at January 1	$119	$66	$51
Settlements	—	(4)	(4)
Reported in earnings—unrealized	2	—	—
Reported in other comprehensive income	—	(2)	16

Balance at September 30	$121	$60	$63

(a)	For 2010, amounts also represent United. For 2011, United’s only Level Three recurring measurements are the above EETCs.

	Successor - 2011			Predecessor - 2010
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Auction Rate Securities Put Right
Balance at June 30	$121	$251	$(143)	$117	$—
Sales	—	—	—	—	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	—	—
Unrealized	1	(52)	40	—	—
Reported in other comprehensive income	(1)	—	—	—	—

Balance at September 30	$121	$199	$(103)	$117	$—

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

	Successor - 2011			Predecessor - 2010
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Auction Rate Securities Put Right
Balance at January 1	$119	$286	$(164)	$201	$20
Sales	—	—	—	(106)	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	23	(21)
Unrealized	2	(87)	61	—	1
Reported in other comprehensive income (loss)	—	—	—	(1)	—

Balance at September 30	$121	$199	$(103)	$117	$—

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

As of September 30, 2011, Continental’s auction rate securities, which had a par value of $145 million, an amortized cost basis of $119 million and unrealized gains of $2 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

During the first nine months of 2010, Continental Predecessor sold, at par, auction rate securities having a par value of $106 million. Certain of these auction rate securities were subject to a put right granted to Continental by an institution permitting Continental to sell to the institution certain auction rate securities at their full par value. Continental classified the auction rate securities underlying the put right as trading securities and elected the fair value option under applicable accounting standards for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently. Continental recognized gains on the sales using the specific identification method. The gains were substantially offset by the cancellation of the related put rights. The net gains are included in miscellaneous nonoperating income (expense) in Continental Predecessor’s statements of consolidated operations and were not material.

As of September 30, 2011, United’s enhanced equipment trust certificate (“EETC”) securities, which were repurchased in open market transactions in 2007, have an amortized cost basis of $66 million and unrealized losses of $6 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

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

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$12,074	$12,151	$13,845	$14,995
United debt	5,826	5,565	7,026	7,350
Continental Successor debt	5,835	5,717	6,401	6,663

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash, Cash Equivalents, Short-term Investments, Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) internally-developed models of the expected future cash flows related to the securities.

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

NOTE 6—HEDGING ACTIVITIES

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

For fuel derivative instruments designated as cash flow hedges, the Company records the effective portion of periodic changes in the fair value of the derivatives in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to miscellaneous nonoperating income (expense) in the statements of consolidated operations. Nonoperating income (expense) for the three and nine months ended September 30, 2011 includes $56 million and $87 million, respectively, of expense resulting from ineffectiveness caused by a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the quarter. The impact has been concentrated in hedges utilizing crude oil derivative contracts.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets and, accordingly, records any related collateral on a gross basis.

As of September 30, 2011, our projected fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	19%	$3.27	19%	$2.63
Heating oil call options	5	3.23	N/A	N/A
Heating oil swaps	4	2.93	4	2.93
West Texas Intermediate (“WTI”) crude oil call options	12	2.35	N/A	N/A
WTI crude oil swaps	10	2.19	10	2.19
Aircraft fuel call options	2	3.21	N/A	N/A
Aircraft fuel swaps	4	3.03	4	3.03

Total	56%		37%

(a)	As of September 30, 2011, UAL had also hedged 34% of projected first half 2012 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

		September 30, 2011			December 31, 2010
Derivatives designated as hedges	Balance Sheet Location	UAL	United	Continental	UAL	United	Continental
Assets:
Fuel contracts due within one year	Receivables	$25	$14	$11	$375	$277	$98

Liabilities:
Fuel contracts due within one year	Other Current Liabilities	$100	$62	$38	$—	$—	$—

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Fuel contracts	2011	2010	2011	2010	2011	2010
UAL	$(181)	$79	$94	$(72)	$(56)	$12
United	(91)	79	90	(72)	(33)	12
Continental (a)	(90)	33	4	(16)	(23)	—

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Fuel contracts	2011	2010	2011	2010	2011	2010
UAL	$112	$(66)	$526	$(72)	$(87)	$9
United	145	(66)	427	(72)	(38)	9
Continental (a)	(33)	(4)	99	(23)	(49)	(2)

(a)	For Continental, the 2011 period represents Successor and the 2010 period represents Predecessor.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of September 30, 2011 (in millions):

	UAL	United	Continental
Net derivative liability with counterparties	$75	$48	$27
Collateral held by the Company	—	—	—
Collateral posted by the Company (a)	2	2	—
Potential loss related to the failure of the Company’s counterparties to perform	1	—	1

(a)	Classified as a current receivable.

NOTE 7—COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and nine months ended September 30 included the following (in millions):

	UAL		United		Continental Successor (a)	Continental Predecessor (a)
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
Net income	$653	$387	$415	$399	$236	$354
Other comprehensive income (loss) adjustments, before tax:
Investments	(4)	4	(3)	4	(1)	—
Fuel derivative financial instruments:
Reclassification into earnings	(94)	72	(90)	72	(4)	16
Change in fair value	(181)	79	(91)	79	(90)	33
Employee benefit plans:
Amortization of net actuarial (gains) losses	(5)	(3)	—	(3)	(5)	21
Amortization of prior service cost	—	—	—	—	—	8
Other	(1)	4	—	4	(1)	(8)

Comprehensive income (loss) adjustments, before tax	(285)	156	(184)	156	(101)	70

Total comprehensive income (a)	$368	$543	$231	$555	$135	$424

(a)	There were no income tax effects for either period due to the recording of valuation allowance.

	UAL		United		Continental Successor (a)	Continental Predecessor (a)
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
Net income	$978	$578	$536	$606	$441	$441
Other comprehensive income (loss) adjustments, before tax:
Investments	(2)	16	(3)	16	1	—
Fuel derivative financial instruments:
Reclassification into earnings	(526)	72	(427)	72	(99)	23
Change in fair value	112	(66)	145	(66)	(33)	(4)
Employee benefit plans:
Amortization of net actuarial (gains) losses	(18)	(10)	(1)	(10)	(17)	62
Amortization of prior service cost	—	—	—	—	—	23
Other	2	1	(1)	1	1	(11)

Comprehensive income (loss) adjustments, before tax	(432)	13	(287)	13	(147)	93

Total comprehensive income (a)	$546	$591	$249	$619	$294	$534

(a) There were no income tax effects for either period due to the recording of valuation allowance.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the wrongful death and personal injury cases by settlement, the resolution of the majority of the property damage claims and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy proceeding.

Contingent Senior Unsecured Notes. UAL is obligated under an indenture to issue to the Pension Benefit Guarantee Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Notes in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR, as defined in the 8% Notes indenture, exceeds $3.5 billion over the prior 12 months ending June 30 or December 31 of any applicable fiscal year. The 12 month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. It is the Company’s policy to record an obligation for a tranche at the end of the 12 month measurement period when it is known that a financial triggering event has been met. If any 8% Notes are issued, the Company will not receive any cash. Any 8% Notes issued will result in a charge to earnings equal to the fair value of the 8% Notes required to be issued. The payment of liabilities arising in connection with the 8% Notes will be included as cash flows from operating activities in the Company’s statements of consolidated cash flows. Two tranches of 8% Notes could be issued on the same date if financial triggering events occur on both EBITDAR measurement periods ended June 30 and December 31 of the same year. UAL common stock can be issued in lieu of the 8% Notes only if the issuance of such 8% Notes would cause a default under other outstanding securities.

A financial triggering event under the 8% Notes indenture occurred at June 30, 2011 and, as a result, UAL is obligated to issue one tranche of $62.5 million of the 8% Notes no later than February 14, 2012. This tranche will mature June 30, 2026, with interest accruing from the triggering event measurement date at a rate of 8% per annum that is payable in cash in semi-annual installments starting June 30, 2012. The tranche of 8% Notes will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. UAL recorded a liability for the fair value of the $62.5 million tranche in the second quarter of 2011, which totaled $49 million. This $49 million charge is an integration-related cost classified as a special charge because the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the indenture. See Note 10 for additional information on the 8% Notes. The amount recorded is net of a discount applied to the future principal and interest payments using market interest rates for similar structured notes. This is the first such occurrence of UAL’s obligation to issue a tranche of 8% Notes.

Commitments. The table below summarizes the Company’s commitments as of September 30, 2011, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions):

	UAL	United	Continental
Last Three Months of 2011	$259	$115	$144
2012	1,509	109	1,400
2013	1,081	56	1,025
2014	1,074	96	978
2015	1,545	376	1,169
After 2015	7,407	6,838	569

	$12,875	$7,590	$5,285

United Aircraft Commitments. As of September 30, 2011, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

Continental Aircraft Commitments. As of September 30, 2011, Continental had firm commitments to purchase 82 new aircraft (57 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from January 2012 through 2016. Continental took delivery of four Boeing 737 aircraft in the first nine months of 2011. No further deliveries are planned for the remainder of 2011. Continental also has options to purchase 89 additional Boeing aircraft.

Continental does not have backstop financing or any other financing currently in place for the Boeing aircraft on order. Financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to Continental on acceptable terms when necessary or at all.

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

Total Unrestricted Cash Balance of United and Continental	Required% of Relevant Advance Ticket Sales (a)
Less than $3.5 billion	25%
Less than $3.0 billion	50%

(a)	Represents percentage of advance ticket sales generated by bankcard transactions. As of September 30, 2011, approximately 50% of the combined company’s advance ticket sales is generated from bankcard transactions.

Based on United’s and Continental’s September 30, 2011 unrestricted cash balance, United and Continental were not required to provide cash collateral above the $25 million reserve balance. If the Company is required to post additional cash collateral under the new combined JPMorgan Chase credit card processing agreement as a result of an increase in the required reserve amount, Continental will be required to post additional collateral under its credit card processing agreement with American Express that could be significant.

An increase in the future reserve requirements and the posting of a significant amount of cash collateral as provided by the terms of any of the Company’s material credit card processing agreements could materially reduce the Company’s liquidity. See Note 17 of the 2010 Annual Report for additional information on the Company’s other credit card processing agreements.

Guarantees and Off-Balance Sheet Financing. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. The following table contains information related to the Company’s outstanding debt at September 30, 2011 (in millions):

	UAL	United	Continental
Floating rate debt (a)	$3,065	$2,169	$896
Fixed rate debt (a)	413	209	204
Carrying value of loans/leases from non-U.S. entities (b)	3,359	2,378	981

(a)	Remaining terms of up to nine years, subject to these increased cost provisions.
(b)	Remaining terms of up to nine years; the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia Airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $95 million at September 30, 2011, and a final scheduled maturity in 2015. If US Airways defaults on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated.

Continental is the lessee of real property under long-term leases at a number of airports where it is also the guarantor of approximately $1.6 billion of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning variable interest entities. To the extent Continental’s lease and related guarantee are with a separate legal entity other than a governmental entity, Continental is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option or similar feature. The leasing arrangements associated with approximately $1.4 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $190 million of these obligations are accounted for as capital leases.

IAH Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it is expected to begin construction of the first phase of a three-phase $1 billion terminal improvement project for Terminal B at Bush Intercontinental Airport (“IAH”) by the end of 2011. UAL’s initial commitment is to construct the first phase of the currently anticipated three-phase project that will create a new Terminal B south concourse dedicated to domestic regional jet operations. UAL’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is expected to be funded by special facilities bonds issued by the City of Houston, which bonds would be guaranteed by UAL and/or one of its subsidiaries and would be payable from the rentals paid by UAL or one of its subsidiaries under a special facilities lease agreement with the City of Houston, or cash. Construction of the remaining phases of the project will be based on demand over the next 7 to 10 years, with phase one currently expected to be completed in late 2013.

Based on a qualitative assessment of the IAH Terminal B Redevelopment Project, given the expectation that UAL and/or one of its subsidiaries would guarantee the special facilities bonds, and the requirement that UAL or one of its subsidiaries fund cost overruns with no stated limits would result in the Company being considered the owner of the property during the construction period for accounting purposes. As a result, the construction project will be treated as a financing transaction such that the property and related financing will be included on UAL’s consolidated balance sheet as a capital lease asset and obligation.

Credit Facilities. United has a $255 million revolving loan commitment, which matures on February 1, 2012, available under its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). United used $227 million and $253 million of the commitment capacity for letters of credit at September 30, 2011 and December 31, 2010, respectively. Unless this revolving loan commitment is amended or replaced, United will be required to cash collateralize these letters of credit by October 31, 2011. Through a separate arrangement, United has an additional $150 million available under an unused credit facility that expires in the fourth quarter of 2011.

Labor Negotiations. As of September 30, 2011, UAL and its subsidiaries had more than 80,000 active employees, of whom approximately 71% are represented by various U.S. labor organizations. United and Continental had approximately 82% and 58%, respectively, of their active employees represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. At the time of the merger, Continental had executed a new agreement with the Transport Workers Union (“TWU”) covering flight simulator technicians and dispatchers and was in negotiations with the International Association of Machinists (“IAM”) for its flight attendants, the International Brotherhood of Teamsters (the “Teamsters”) for its maintenance technicians and related employees, the Teamsters for its fleet service/ramp employees and the Air Line Pilots Association (“ALPA”) for its pilots. The flight attendants, maintenance technicians and related employees and fleet service/ramp employees subsequently reached agreements with Continental, leaving the Continental pilots as the only Continental work group remaining in negotiations for an amended collective bargaining agreement.

After the Company’s May 2010 merger announcement, ALPA opted to suspend negotiations at both United and Continental to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting separate flight operations for the two employee groups until the parties reach agreement on a joint collective bargaining agreement, there is an integrated pilot seniority list, and the carriers obtain a single operating certificate. In August 2010, United and Continental began joint negotiations with ALPA and those negotiations are currently ongoing. In December 2010, ALPA and the Company jointly applied to the National Mediation Board (the “NMB”) for mediation assistance for these joint negotiations.

In June 2011, United’s maintenance technicians and related employees represented by the Teamsters voted against a tentative agreement on a proposed collective bargaining agreement. In October 2011, the parties resumed negotiations for a revised agreement. The Company also has filed for mediation assistance with the NMB for negotiations toward a joint collective bargaining agreement for all Teamsters-represented mechanic and related employees at United, Continental and Continental Micronesia, Inc. (“CMI”).

Numerous unions have filed applications seeking single carrier findings by the NMB. Some unions have filed these applications to begin the process of resolving union representation differences among United, Continental, and CMI work groups. If the NMB determines that United, Continental, and CMI are considered a single carrier for a particular work group, the NMB may order an election if there is a difference in union representation among the employee groups. Until the union representation issues are resolved, the incumbent unions will continue to represent those employee groups they currently represent. In January

2011, the IAM filed two separate applications seeking single carrier findings by the NMB for fleet service/ramp and stores/stock clerk employees. On April 28, 2011, the NMB issued its determination that a single carrier existed for fleet service/ramp employees at United, Continental and CMI. On June 13, 2011, the NMB authorized an election for fleet service/ramp employees to elect a common representative and, on August 12, 2011, the NMB issued a certification finding the fleet service/ramp employees had selected the IAM as the representative for the combined work group. UAL and the IAM intend to begin negotiations for a joint collective bargaining agreement for those employees in the fourth quarter of 2011. On July 2, 2011, the NMB extended the certification of the IAM as representative of the stores/stock clerk employees for the combined company due to the larger number of IAM-represented employees at United as compared to the unrepresented employees at Continental. UAL and the IAM also intend to begin negotiations for a joint collective bargaining agreement for the stores/stock clerk employees in the near future.

In January 2011, the Association of Flight Attendants (the “AFA”) filed a single carrier request with the NMB for United and Continental flight attendants. In April 2011, the NMB ruled that United, Continental and CMI were operating as a single carrier for union representation of flight attendants and ordered an election for this work group. On June 30, 2011, the NMB certified the AFA as the representative of flight attendants at the combined company. United and the AFA have entered into a protocol for expedited negotiations to conclude negotiations for an amended agreement covering United’s flight attendants and, if successful, the Company anticipates that joint negotiations for a combined collective bargaining agreement will begin shortly thereafter.

On September 29, 2011, the NMB found a single carrier existed for purposes of union representation among the engineers and related employees and the election for union representation of this work group is expected shortly. Engineers and related employees at United currently are represented by the International Federation of Professional and Technical Engineers whereas engineers and related employees at Continental are not represented by a union. UAL recently entered into an agreement to begin negotiations for a collective bargaining agreement for the combined dispatcher work group with the TWU, which represents Continental’s dispatchers, and the Professional Airline Flight Control Association, which represents United’s dispatchers.

The outcome of labor negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

NOTE 9—DEBT AND ADVANCED PURCHASE OF MILES

As of September 30, 2011, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and, in the case of United, loyalty program intangible assets. As of September 30, 2011, UAL, United and Continental were in compliance with their respective debt covenants.

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

Contingent Senior Unsecured Notes PBGC. At June 30, 2011, UAL became obligated under the 8% Notes indenture to issue to the PBGC $62.5 million aggregate principal amount of 8% Notes no later than February 14, 2012. See Notes 8 and 10 of this report for additional information on the 8% Notes.

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

In July 2011, UAL sold an additional $165 million of pre-purchased miles to Chase. Continental rolled the remaining balance of the pre-paid miles under its previously existing co-branded agreement into the Co-Brand Agreement when it terminated its debit card co-brand agreement with Chase. UAL has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The Co-Brand Agreement contains termination penalties that may require United and

Continental to make certain payments and repurchase outstanding pre-purchased miles in cases such as the Company’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as advanced purchase of miles in the non-current liabilities section of the Company’s condensed consolidated balance sheets.

The obligations of UAL, United, Continental and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under its Amended Credit Facility. All of Continental’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by Continental to secure its 6.75% Senior Secured Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among Continental, United, Paymentech, LLC and JPMorgan Chase. After Continental’s OnePass Program is terminated on December 31, 2011, certain of the OnePass Program assets will be added as collateral to such MileagePlus assets.

NOTE 10—SPECIAL ITEMS

Special Revenue Item. As discussed in Note 1, during the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the merger. This modification resulted in the following one-time adjustment to decrease frequent flyer deferred revenue and increase special revenue in accordance with ASU 2009-13 for the nine months ended September 30, 2011 as follows (in millions):

	UAL	United	Continental
Special revenue item	$107	$88	$19

Special Charges. For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
2011	UAL	United	Continental Successor	UAL	United	Continental Successor
Integration-related costs	$123	$72	$51	$347	$236	$111
Aircraft-related charges (gains), net	(3)	—	(3)	(4)	—	(4)

Total	$120	$72	$48	$343	$236	$107

2010	UAL	United	Continental Predecessor	UAL	United	Continental Predecessor
Aircraft-related charges, net	$22	$22	$—	$112	$112	$6
Merger-related costs	44	44	11	72	72	29
Other	(3)	(3)	2	3	3	12

Total	$63	$63	$13	$187	$187	$47

Integration-related costs include costs to terminate certain service contracts that will not be used by the Company, costs to write-off system assets that are no longer used or planned to be used by the Company, payments to third-party consultants to assist with integration planning and organization design, severance related costs primarily associated with administrative headcount reductions, relocation and training, and compensation costs related to the systems integration. In addition, at June 30, 2011, UAL became obligated under the 8% Notes indenture to issue to the PBGC $62.5 million aggregate principal amount of 8% Notes no later than February 14, 2012. UAL recorded a liability for the fair value of the obligation of approximately $49 million, as described above in Notes 8 and 9. This is being classified as an integration-related cost since the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the 8% Notes indenture. Other special charges include gains and losses on the disposal of aircraft and related spare parts.

During the three and nine months ended September 30, 2010, the charges related to UAL and United in the table above primarily related to asset impairment charges incurred as a result of a decrease in the value of certain aircraft-related assets. During the three and nine months ended September 30, 2010, Continental Predecessor’s charges presented in the table above primarily consisted of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft. Merger-related costs include third-party costs incurred for legal, finance, advisory, accounting and consultant fees and communication costs.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

2011 Activity	Severance/Medical Costs	Permanently Grounded Aircraft
UAL
Balance at December 31, 2010	$102	$41
Increase (decrease) in accrual	17	2
Payments	(46)	(12)

Balance at September 30, 2011	$73	$31

United
Balance at December 31, 2010	$42	$41
Increase in accrual	28	2
Payments	(28)	(12)

Balance at September 30, 2011	$42	$31

Continental—Successor
Balance at December 31, 2010	$60
Decrease in accrual	(11)
Payments	(18)

Balance at September 30, 2011	$31

The severance-related accrual as of September 30, 2011, which primarily relates to the integration of United and Continental, is expected to be paid through 2012. Lease payments for grounded aircraft are expected to be paid through 2013.

2010 Activity	Severance/Medical Costs	Permanently Grounded Aircraft
UAL
Balance at December 31, 2009	$45	$83
Increase (decrease) in accrual	2	(2)
Payments	(27)	(33)

Balance at September 30, 2010	$20	$48

United
Balance at December 31, 2009	$45	$83
Increase (decrease) in accrual	2	(2)
Payments	(27)	(33)

Balance at September 30, 2010	$20	$48

Continental—Predecessor
Balance at December 31, 2009	$14
Increase in accrual	3
Payments	(14)

Balance at September 30, 2010	$3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Quarterly Report on Form 10-Q (the “Form 10-Q”) for disclosures that relate to all of UAL, United and Continental.

This Form 10-Q is a combined report of UAL, United, and Continental including their respective consolidated financial statements. As UAL consolidates United and Continental for financial statement purposes, disclosures that relate to United activities also apply to UAL and, effective October 1, 2010, disclosures that relate to Continental Successor activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

United and Continental transport people and cargo through their mainline operations, which utilize jet aircraft with at least 100 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express, Continental Express and Continental Connection carriers. United and Continental together serve virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. Based on annual flight schedules as of October 1, 2011, the Company offers approximately 5,700 daily departures to 375 destinations through its United and Continental subsidiaries and their regional operators.

Third Quarter Financial Highlights

•

UAL’s third quarter 2011 net income was $773 million, or $2.00 diluted earnings per share, excluding $120 million of net special items. On a GAAP basis, UAL’s third quarter 2011 net income was $653 million, or $1.69 diluted earnings per share.

•	UAL’s passenger revenue increased 7.7% during the third quarter of 2011 as compared to the third quarter of 2010, excluding the impact of Continental’s operations following the close of the merger.

•

Offsetting the improvement in revenue was a 27.1% year-over-year increase in UAL’s third quarter 2011 fuel cost, excluding the impact of the merger. This increase was primarily due to a 31% increase in the price of fuel.

•	UAL’s operating income was $935 million during the third quarter of 2011, resulting in an operating margin of 9.2%.

•	UAL’s unrestricted cash, cash equivalents and short-term investments totaled $8.4 billion at September 30, 2011.

Third Quarter Operational Highlights

•	UAL’s traffic and capacity both decreased 2.0% during the third quarter of 2011 as compared to the third quarter of 2010, excluding the impact of the merger.

•

For the quarter ended September 30, 2011, United and Continental recorded a U.S. Department of Transportation on-time arrival rate of 77.1% and 76.5%, respectively, and a completion factor of 98.2% and 98.5%, respectively.

•

During the quarter, the Company announced it will invest $550 million in its onboard product. These product improvements include adding flat-bed seating on 62 additional long-haul aircraft, adding Economy Plus seating to more than 300 aircraft, nearly doubling the overhead storage space on more than 150 aircraft, installing advanced broadband Wi-Fi on more than 200 aircraft, introducing streaming wireless video onboard its Boeing 747-400 aircraft, and completely retrofitting its p.s. fleet with flat-bed seats, Economy Plus, on-demand audio and video and Wi-Fi.

•	The Company took delivery of a new Boeing 737-800 aircraft with the new Boeing Sky Interior during the third quarter.

Outlook

Due to significant increases in fuel prices, the Company plans to reduce consolidated capacity from previous 2011 projections by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable routes. As compared to 2010 capacity, the Company expects United and Continental’s fourth quarter of 2011 combined consolidated capacity will be down 2.6% to 3.6% year-over-year, with fourth quarter 2011 combined domestic capacity to be down 4.6% to 5.6% and fourth quarter 2011 combined international capacity to be essentially flat year-over-year. The Company is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and will be taking other cost-saving measures.

Integration

While United and Continental continued to operate as two separate airlines, the Company made progress toward integrating products, services and policies.

During 2011, the Company announced that MileagePlus will be the loyalty program for the combined company beginning in 2012. Moving to a single loyalty program will be a significant milestone in the integration of the two airlines. Continental’s loyalty program will formally end on December 31, 2011. In the first quarter of 2012, United will automatically enroll OnePass members in MileagePlus and deposit into those MileagePlus accounts award miles equal to their OnePass award miles balance.

The Company anticipates receiving a single operating certificate from the Federal Aviation Administration in the fourth quarter of 2011.

We currently expect to migrate to a single passenger service system allowing the Company to operate using a single carrier code, flight schedule, inventory, website and departure control system by the end of the first quarter of 2012.

United’s and Continental’s check-in and ticket counter facilities are currently co-located at 53 airports, and more than half of the total fleet, or 692 aircraft, including the first Boeing 747-400, are now repainted in the new United livery.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three and nine months ended September 30, 2011 as compared to the corresponding period in 2010.

To provide a more meaningful comparison of UAL’s 2011 financial performance to 2010, we have quantified the increases relating to our operating results that are due to the inclusion of Continental’s operations after the merger date. The increases due to the merger, presented in the tables below, represent actual Continental results for the three and nine months ended September 30, 2011, net of eliminations. Intercompany transactions were immaterial.

Third Quarter 2011 Compared to Third Quarter 2010

UAL recorded net income of $653 million in the third quarter of 2011 as compared to net income of $387 million in the third quarter of 2010. Excluding special items, UAL had net income of $773 million in the third quarter of 2011 as compared to net income of $473 million in the third quarter of 2010. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $935 million for the third quarter of 2011, as compared to $541 million for the third quarter of 2010. Significant components of our operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase Due to Merger	Increase (Decrease) Excluding Merger Impact	% Change Excluding Merger Impact
Operating Revenue	$10,171	$5,417	$4,754	$4,372	$382	7.1
Operating Expenses	9,236	4,876	4,360	4,012	348	7.1

Operating Income	935	541	394	360	34	6.3
Nonoperating Expense	(275)	(154)	(121)	(122)	1	(0.6)
Income Tax Expense	7	—	7	2	5	NM

Net Income	$653	$387	$266	$236	$30	7.8

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the three months ended September 30 is as follows:

	2011	2010	Change	Increase due to Merger		Change Excluding Merger Impact	% Change
Passengers (thousands) (b)	38,019	22,253	15,766	17,134		(1,368)	(6.1)
Revenue passenger miles (“RPMs”) (millions) (c)	56,853	32,644	24,209	24,861		(652)	(2.0)
Available seat miles (“ASMs”) (millions) (d)	66,635	37,988	28,647	29,409		(762)	(2.0)
Passenger load factor (a) (e)	85.9%	85.9%	0 pts.		(a)	(a)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents) (a)	13.75	12.52	1.23		(a)	(a)	9.8
Average yield per revenue passenger mile (cents) (a) (f)	16.00	14.57	1.43		(a)	(a)	9.8
Cost per available seat mile (“CASM”) (cents) (a)	14.18	12.82	1.36		(a)	(a)	10.6
Average price per gallon of fuel, including fuel taxes (a)	$3.13	$2.39	$0.74		(a)	(a)	31.0
Fuel gallons consumed (millions)	1,066	642	424	444		(20)	(3.1)
Average full-time equivalent employees	80,500	42,700	37,800	36,900		900	2.1

(a)	The per unit measures in the 2011 period represent United-only measures to provide a better comparison to 2010 due to the impact of the merger.
(b)	The number of revenue passengers measured by each flight segment flown.
(c)	The number of scheduled miles flown by revenue passengers.
(d)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e)	Revenue passenger miles divided by available seat miles.
(f)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenues for the three months ended September 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$7,265	$3,744	$3,521	$3,229	$292	7.8
Passenger—Regional	1,779	1,011	768	695	73	7.2

Total passenger revenue	9,044	4,755	4,289	3,924	365	7.7
Cargo	283	175	108	105	3	1.7
Other operating revenue	844	487	357	343	14	2.9

	$10,171	$5,417	$4,754	$4,372	$382	7.1

The table below presents selected passenger revenues and operating data, excluding merger impacts, broken out by geographic region, expressed as third quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2010:

Passenger revenue (in millions)	$134	$56	$48	$53	$291	$74	$365
Passenger revenue	6.9%	6.5%	5.8%	46.6%	7.8%	7.4%	7.7%
Average fare per passenger	15.2%	9.6%	6.9%	3.4%	13.9%	16.2%	14.7%
Yield	12.2%	6.4%	8.2%	13.4%	10.2%	8.0%	9.8%
PRASM	14.3%	2.9%	7.4%	12.9%	10.1%	8.7%	9.8%
Average length of aircraft flight (miles)	2.7%	1.6%	(2.6)%	(6.1)%	4.2%	6.2%	4.7%
Passengers	(7.2)%	(2.8)%	(1.0)%	41.7%	(5.4)%	(7.6)%	(6.1)%
RPMs	(4.7)%	—%	(2.2)%	29.3%	(2.2)%	(0.8)%	(2.0)%
ASMs	(6.5)%	3.5%	(1.5)%	29.8%	(2.1)%	(1.2)%	(2.0)%
Passenger load factor (points)	1.6	(2.9)	(0.7)	(0.3)	—	0.3	—

Excluding the impact of the merger, consolidated passenger revenue in the third quarter of 2011 increased approximately $365 million as compared to the year-ago period primarily due to increased pricing as consolidated average fare per passenger and yield increased by 14.7% and 9.8%, respectively. The reduced demand from business travelers in the third quarter of 2011 was offset by higher fares and capacity discipline, which drove improvements in both average fare per passenger and yield. The average fare per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Effective January 1, 2011, UAL adopted the provisions of ASU 2009-13, which increased UAL passenger revenue associated with passenger ticket sales that include the issuance of frequent flyer mileage credits by approximately $93 million in the third quarter of 2011 as compared to the year-ago period, consisting of $56 million and $37 million for United and Continental, respectively, as compared to passenger revenue that would have been recorded under the historical method of accounting.

Excluding the impact of the merger, other operating revenue in the third quarter of 2011 increased approximately $14 million, or 3%, due to contractual changes with third parties related to the Company’s frequent flyer program.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$3,371	$1,534	$1,837	$1,422	$415	27.1
Salaries and related costs	2,020	1,129	891	906	(15)	(1.3)
Regional capacity purchase	619	417	202	211	(9)	(2.2)
Landing fees and other rent	476	268	208	230	(22)	(8.2)
Aircraft maintenance materials and outside repairs	447	262	185	152	33	12.6
Depreciation and amortization	384	232	152	156	(4)	(1.7)
Distribution expenses	377	204	173	183	(10)	(4.9)
Aircraft rent	255	82	173	171	2	2.4
Special charges	120	63	57	48	9	NM
Other operating expenses	1,167	685	482	533	(51)	(7.4)

	$9,236	$4,876	$4,360	$4,012	$348	7.1

Excluding the impact of the merger, aircraft fuel expense increased $415 million, or 27%, year-over-year due to a 44% increase in fuel prices, which was partially offset by a year-over-year increase in fuel hedge gains. As of September 30, 2011, UAL, including United and Continental, had $175 million in unrealized fuel hedge losses recorded as a component of AOCI. Such losses will be recognized in earnings within the next 12 months if the losses are not reversed through changes in market prices prior to expiration of the contracts. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2011 as compared to the year-ago period, excluding merger impacts. See Note 6 to the financial statements in Part I, Item 1 of this report for additional details regarding fuel hedge gains.

	(In millions)			Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Fuel purchase cost	$2,039	$1,462	39.5	$3.28	$2.28	43.9
Fuel hedge (gains) losses	(90)	72	NM	(0.15)	0.11	NM

Total aircraft fuel expense	$1,949	$1,534	27.1	$3.13	$2.39	31.0

Total fuel consumption (gallons)	622	642	(3.1)

Excluding the impact of the merger, aircraft maintenance materials and outside repairs increased $33 million, or 13%, in the third quarter of 2011 as compared to the year-ago period primarily due to increased rates on aircraft maintenance and the timing of airframe routine maintenance work.

Excluding the impact of the merger, other operating expenses decreased $51 million, or 7%, in the third quarter of 2011 as compared to the year-ago period primarily due to a decrease in consulting fees, advertising and promotion expenses, and a tax credit received in 2011.

Details of UAL’s special charges include the following for the three months ended September 30 (in millions):

	2011	2010
Aircraft-related charges, net	$(3)	$22
Merger-related costs	—	44
Integration-related costs	123	—
Other	—	(3)

Total special charges	$120	$63

In the third quarter of 2011, UAL’s special charges of $120 million primarily relate to the integration of United’s and Continental’s operations, as further described in Note 10 to the financial statements included in Part I, Item 1 of this report. In the third quarter of 2010, UAL recorded asset impairments of $22 million which primarily relate to the decrease in value of aircraft-related assets and $44 million of merger-related costs.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

			Favorable/(Unfavorable)
	2011	2010	$ Change	$ Merger Impact	$ Change Excluding Merger Impact	% Change Excluding Merger Impact

Interest expense	$(227)	$(177)	$(50)	$(88)	$38	21.5
Interest income	6	5	1	3	(2)	(40.0)
Interest capitalized	10	2	8	4	4	NM
Miscellaneous, net	(64)	16	(80)	(41)	(39)	NM

Total	$(275)	$(154)	$(121)	$(122)	$1	(0.6)

Excluding the impact of the merger, interest expense decreased $38 million in the third quarter of 2011, or 21%, compared to the year-ago period primarily due to a decrease in debt outstanding during the third quarter of 2011 as compared to debt outstanding during the year-ago period.

During the third quarter of 2011, miscellaneous, net included fuel hedge ineffectiveness expense of $33 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the quarter. The ineffectiveness is primarily related to the Company’s portfolio of crude oil derivative contracts.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of the reduction to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

Nine Months Ended 2011 Compared to Nine Months Ended 2010

UAL recorded net income of $978 million in the nine months ended September 30, 2011 as compared to net income of $578 million in the nine months ended September 30, 2010. Excluding special items, UAL had net income of $1.2 billion in the nine months ended September 30, 2011 as compared to net income of $811 million in the nine months ended September 30, 2010. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $1.8 billion for the nine months ended September 30, 2011, as compared to $1.1 billion for the nine months ended September 30, 2010.

Significant components of our operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase Due to Merger	Increase (Decrease) Excluding Merger Impact	% Change Excluding Merger Impact
Operating Revenue	$28,182	$14,861	$13,321	$12,214	$1,107	7.4
Operating Expenses	26,405	13,803	12,602	11,451	1,151	8.3

Operating Income	1,777	1,058	719	763	(44)	(4.2)
Nonoperating Expense	(786)	(481)	(305)	(316)	11	(2.3)
Income Tax Expense (Benefit)	13	(1)	14	6	8	NM

Net Income	$978	$578	$400	$441	$(41)	(7.1)

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the nine months ended September 30 are as follows:

	2011	2010	Change		Increase due to Merger		Change Excluding Merger Impact	% Change Excluding Merger Impact
Passengers (thousands) (b)	107,608	62,395	45,213		48,465		(3,252)	(5.2)
Revenue passenger miles (“RPMs”) (millions) (c)	158,062	89,770	68,292		69,424		(1,132)	(1.3)
Available seat miles (“ASMs”) (millions) (d)	191,814	107,301	84,513		85,200		(687)	(0.6)
Passenger load factor (a) (e)	83.1%	83.7%	(0.6	)pts.		(a)	(a)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents) (a)	13.08	12.06	1.02			(a)	(a)	8.5
Average yield per revenue passenger mile (cents) (a) (f)	15.73	14.41	1.32			(a)	(a)	9.2
Cost per available seat mile (“CASM”) (cents) (a)	14.14	12.86	1.28			(a)	(a)	10.0
Average price per gallon of fuel, including fuel taxes (a)	$2.97	$2.35	$0.62			(a)	(a)	26.4
Fuel gallons consumed (millions)	3,069	1,800	1,269		1,287		(18)	(1.0)
Average full-time equivalent employees	81,200	42,700	38,500		38,300		200	0.5

(a)	The per unit measures in the 2011 period represent United-only measures to provide a better comparison to 2010 due to the impact of the merger.
(b)	The number of revenue passengers measured by each flight segment flown.
(c)	The number of scheduled miles flown by revenue passengers.
(d)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e)	Revenue passenger miles divided by available seat miles.
(f)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$19,892	$10,173	$9,719	$8,970	$749	7.4
Passenger—Regional	4,945	2,766	2,179	1,924	255	9.2

Total passenger revenue	24,837	12,939	11,898	10,894	1,004	7.8
Cargo	882	522	360	346	14	2.7
Special revenue item	107	—	107	19	88	NM
Other operating revenue	2,356	1,400	956	955	1	0.1

	$28,182	$14,861	$13,321	$12,214	$1,107	7.4

The table below presents selected passenger revenue and operating data, excluding merger impacts, broken out by geographic region, expressed as nine months ended year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2010:
Passenger revenue (in millions)	$244	$178	$166	$160	$748	$256	$1,004
Passenger revenue	4.5%	7.8%	7.9%	45.8%	7.4%	9.3%	7.8%
Average fare per passenger	13.3%	11.3%	6.9%	3.1%	13.7%	14.4%	13.7%
Yield	9.8%	7.9%	7.4%	11.1%	9.2%	8.0%	9.2%
PRASM	11.4%	5.3%	4.2%	6.7%	8.4%	7.7%	8.5%
Average length of aircraft flight (miles)	3.0%	1.2%	(2.8)%	(5.3)%	4.7%	5.0%	4.3%
Passengers	(7.8)%	(3.2)%	0.9%	41.5%	(5.6)%	(4.4)%	(5.2)%
RPMs	(4.8)%	(0.2)%	0.5%	31.2%	(1.7)%	1.2%	(1.3)%
ASMs	(6.2)%	2.3%	3.6%	36.7%	(1.0)%	1.5%	(0.6)%
Passenger load factor (points)	1.2	(2.0)	(2.5)	(3.2)	(0.6)	(0.2)	(0.5)

Excluding the impact of the merger, consolidated passenger revenue in the nine months ended September 30, 2011 increased approximately $1 billion as compared to the year-ago period primarily due to improved pricing as consolidated average fare per passenger and yield increased by 13.7% and 9.2%, respectively. The increase in pricing was due to improving economic conditions in the first half of the year and capacity discipline overall. The reduced demand from business travelers in 2011 was offset by higher fares, which drove improvements in both average fare per passenger and yield. The average fare per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Effective January 1, 2011, UAL adopted the provisions of ASU 2009-13, which increased UAL passenger revenue associated with passenger ticket sales that include the issuance of frequent flyer mileage credits by approximately $254 million in the nine months ended September 30, 2011 as compared to the year-ago period, consisting of $159 million and $95 million for United and Continental, respectively, as compared to passenger revenue that would have been recorded under the historical method of accounting.

During June 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the merger. This contract modification resulted in a one-time adjustment of $107 million, consisting of $88 million and $19 million for United and Continental, respectively, to decrease the deferred revenue balance and increase special revenue in accordance with ASU 2009-13. See Note 1 to the financial statements included in Part I, Item 1 of this report for additional information related to this accounting pronouncement.

Excluding the impact of the merger, cargo revenues increased by $14 million, or 2.7%, in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the effects of higher fuel surcharge rates, which were partially offset by lower volume.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$9,270	$4,227	$5,043	$3,976	$1,067	25.2
Salaries and related costs	5,742	3,180	2,562	2,575	(13)	(0.4)
Regional capacity purchase	1,807	1,210	597	617	(20)	(1.7)
Landing fees and other rent	1,451	796	655	678	(23)	(2.9)
Aircraft maintenance materials and outside repairs	1,330	729	601	455	146	20.0
Depreciation and amortization	1,157	676	481	473	8	1.2
Distribution expenses	1,102	574	528	523	5	0.9
Aircraft rent	760	244	516	516	—	—
Special charges	343	187	156	107	49	NM
Other operating expenses	3,443	1,980	1,463	1,531	(68)	(3.4)

	$26,405	$13,803	$12,602	$11,451	$1,151	8.3

Excluding the impact of the merger, aircraft fuel expense increased $1.1 billion, or 25%, year-over-year due to a 40% increase in fuel prices, which was partially offset by a year-over-year increase in fuel hedge gains. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2011 as compared to the year-ago period, excluding merger impacts. See Note 6 to the financial statements in Part I, Item 1 of this report for additional details regarding fuel hedge gains.

	(In millions)			Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Fuel purchase cost	$5,721	$4,120	38.9	$3.21	$2.29	40.2
Fuel hedge (gains) losses	(427)	107	NM	(0.24)	0.06	NM

Total aircraft fuel expense	$5,294	$4,227	25.2	$2.97	$2.35	26.4

Total fuel consumption (gallons)	1,782	1,800	(1.0)

Excluding the impact of the merger, aircraft maintenance materials and outside repairs increased $146 million, or 20%, in the third quarter of 2011 as compared to the year-ago period primarily due to increased rates on aircraft maintenance and the timing of airframe routine maintenance work.

Excluding the impact of the merger, other operating expenses decreased $68 million, or 3%, in the nine months ended September 30, 2011 as compared to the year-ago period primarily due to a decrease in consulting fees, advertising and promotion expenses, and interrupted trip expense.

Details of UAL’s special charges include the following for the nine months ended September 30 (in millions):

	2011	2010
Aircraft-related charges, net	$(4)	$112
Merger-related costs	—	72
Integration-related costs	347	—
Other	—	3

Total special charges	$343	$187

In the nine months ended September 30, 2011, UAL’s special charges of $343 million primarily relate to the integration of United’s and Continental’s operations, as further described in Note 10 to the financial statements included in Part I, Item 1 of this report. In the nine months ended September 30, 2010, UAL recorded asset impairments of $112 million which primarily relate to the decrease in value of aircraft-related assets and $72 million of merger-related costs.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

			Favorable/(Unfavorable)
	2011	2010	$ Change	$ Merger Impact	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(731)	$(540)	$(191)	$(259)	$68	12.6
Interest income	15	8	7	7	—	—
Interest capitalized	24	7	17	12	5	71.4
Miscellaneous, net	(94)	44	(138)	(76)	(62)	NM

Total	$(786)	$(481)	$(305)	$(316)	$11	(2.3)

Excluding the impact of the merger, interest expense decreased $68 million, or 13%, compared to the year-ago period primarily due to a decrease in debt outstanding during the nine months ended September 30, 2011 as compared to debt outstanding during the year-ago period.

During the nine months ended September 30, 2011, miscellaneous, net included fuel hedge ineffectiveness of $38 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices. The ineffectiveness is primarily related to the Company’s portfolio of crude oil derivative contracts. The unfavorable variance in miscellaneous, net as compared to the nine months ended September 30, 2010, was primarily due to the $21 million gain related to the repayment of certain EETC debt instruments from the year-ago period.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of the reduction to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2011, UAL had $8.4 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $8.7 billion at December 31, 2010. At September 30, 2011, UAL also had $387 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At September 30, 2011, UAL had approximately $13.2 billion of debt and capital lease obligations, including $1.3 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

United has a $255 million revolving loan commitment, which matures on February 1, 2012, available under its Amended Credit Facility. As of September 30, 2011, United had used $227 million of the commitment capacity for letters of credit. Unless this revolving loan commitment is amended or replaced, United will be required to cash collateralize these letters of credit by October 31, 2011. Through a separate arrangement, United has an additional $150 million available under an unused credit facility that expires in the fourth quarter of 2011.

As of September 30, 2011, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

As of September 30, 2011, Continental had firm commitments to purchase 82 new aircraft (57 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from January 2012 through 2016. Continental took delivery of four Boeing 737 aircraft in the first nine months of 2011. No further deliveries are planned for the remainder of 2011. Continental also has options to purchase 89 additional Boeing aircraft.

Continental does not have backstop financing or any other financing currently in place for the Boeing aircraft on order. Financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to Continental on acceptable terms when necessary or at all.

As of September 30, 2011, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. The Company has limited undrawn lines of credit and most of our otherwise readily financeable assets are encumbered. The global economic recession in 2008 and 2009 severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable. Although access to the capital markets improved in 2010, as evidenced by financing transactions in 2010, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all). We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. UAL’s cash flows provided by operations for the nine months ended September 30, 2011 were $2.1 billion compared to $1.8 billion in the same period in 2010. UAL’s cash flows from operations increased by $342 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase is attributable to an increase in net income and the cash flow impact of certain working capital items. The increase is also due to increased future bookings and higher fares related to advance ticket sales. The increase was partially offset by payments of $242 million in profit sharing and related payroll taxes during the first quarter of 2011.

Investing Activities. UAL’s capital expenditures were $510 million and $212 million in the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures for the nine months ended September 30, 2011 included $71 million related to the acquisition of seven aircraft that were being operated under leases, which were immediately sold to third parties upon acquisition for proceeds of $57 million. UAL’s capital expenditures in the nine months ended September 30, 2011 were also higher, as compared to the year-ago period, due to the impact of expenditures for integration-related projects. In addition to capital expenditures during the nine months ended September 30, 2011, UAL acquired four aircraft through the issuance of debt, as discussed under Financing Activities below. The purchase of short-term investments increased by $754 million in the nine months ended September 30, 2011 due to the investment of higher cash balances as compared to the year-ago period.

Financing Activities. During the nine months ended September 30, 2011, UAL made debt and capital lease payments of $2.1 billion. These payments include $150 million related to UAL’s 5% Senior Convertible Notes and $570 million related to UAL’s 4.5% Senior Limited-Subordination Convertible Notes, as discussed in Note 9 to the financial statements in Part I, Item 1 of this report.

UAL received $239 million during the nine months ended September 30, 2011 from Continental’s December 2010 pass-through trust financing. The proceeds in the nine months ended September 30, 2011 related to the financing of three new and seven currently owned aircraft. The proceeds related to the seven currently owned aircraft were used for general corporate purposes. As noted in Investing Activities above, the financing proceeds related to the acquisition of three new aircraft are not reflected as a financing activity in the condensed statements of consolidated cash flows as the funds are distributed directly to the aircraft supplier. See the 2010 Annual Report for additional information related to this financing.

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

Commitments, Contingencies and Liquidity Matters

As described in the 2010 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2010 Annual Report and Notes 4, 6 and 8 to the financial statements contained in Part I, Item 1 of this report for information related to these matters.

United and Continental—Results of Operations

United

The following table presents information related to United’s results of operations for the three and nine months ended September 30 (in millions, except percentage changes):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Operating Revenue:
Passenger revenue	$5,116	$4,755	7.6	$13,937	$12,939	7.7
Special revenue item	—	—	NM	88	—	NM
Cargo and other revenue	741	664	11.6	2,078	1,928	7.8

Total revenue	$5,857	$5,419	8.1	$16,103	$14,867	8.3

Operating Expenses:
Aircraft fuel	$1,949	$1,534	27.1	$5,294	$4,227	25.2
Salaries and related costs	1,092	1,129	(3.3)	3,117	3,180	(2.0)
Regional capacity purchase	407	417	(2.4)	1,190	1,210	(1.7)
Landing fees and other rent	246	268	(8.2)	773	796	(2.9)

Aircraft maintenance materials and outside repairs	299	262	14.1	881	729	20.9
Depreciation and amortization	228	232	(1.7)	684	676	1.2
Distribution expenses	194	204	(4.9)	580	574	1.0
Aircraft rent	82	82	—	243	244	(0.4)
Special charges	72	63	14.3	236	187	26.2
Other operating expenses	709	679	4.4	2,081	1,973	5.5

Total operating expenses	$5,278	$4,870	8.4	$15,079	$13,796	9.3

Operating income	$579	$549	5.5	$1,024	$1,071	(4.4)
Nonoperating expense	(162)	(150)	8.0	(486)	(466)	4.3

United had net income of $415 million and $536 million in the three and nine months ended September 30, 2011, respectively, as compared to net income of $399 million and $606 million in the three and nine months ended September 30, 2010, respectively. Excluding the impact of the merger on UAL’s results of operations, United’s results of operations were consistent with UAL’s results discussed above. Prior to the merger, United was UAL’s only significant operating subsidiary. As compared to the third quarter of 2010, United’s consolidated revenue increased $438 million, or 8%, to $5.9 billion for the three months ended September 30, 2011. Similarly, United’s consolidated revenue increased $1.2 billion, or 8%, to $16.1 billion for the nine months ended September 30, 2011 as compared to the year-ago period. These increases were primarily due to year-over-year capacity discipline, which in turn resulted in higher average fares, as discussed in UAL’s results of operations above. Average fares were also higher due to fare increases implemented in response to higher fuel prices.

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

Aircraft fuel expense increased 27% and 25% in the three and nine months ended September 30, 2011, respectively, as compared to the year-ago period, which was primarily driven by increased market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge (gains) losses were $(90) million and $72 million in the three months ended September 30, 2011 and 2010, respectively, and $(427) million and $107 million for the nine months ended September 30, 2011 and 2010, respectively. Hedge gains were higher as a result of increases in the price of fuel above the prices in United’s hedge contracts.

Aircraft maintenance materials and outside repairs increased $37 million, or 14%, in the third quarter of 2011 as compared to the year-ago period, primarily due to increased rates and volume on aircraft maintenance. Similarly, aircraft maintenance materials and outside repairs increased $152 million, or 21%, in the nine months ended of 2011 as compared to the year-ago period.

Special charges increased $9 million, or 14%, in the third quarter of 2011 as compared to the year-ago period, primarily due to costs associated with the integration of United and Continental as well as a decline in asset impairments recorded related to a decrease in the value of aircraft-related assets. Special charges increased $49 million, or 26%, in the nine months ended September 30, 2011 as compared to the year-ago period, primarily due to costs associated with the integration of United and Continental, as discussed above.

United’s nonoperating expense increased $12 million, or 8%, in the third quarter of 2011 as compared to the year-ago period, and increased $20 million, or 4%, in the nine months ended September 30, 2011 as compared to 2010. Excluding the merger impact discussed above, United’s interest expense is consistent with UAL’s interest expense, except for approximately $5 million of interest expense from UAL’s $345 million 6% Senior Convertible Notes due 2029 that are not outstanding at United.

Continental

As a result of the application of acquisition accounting effective October 1, 2010, the financial statements prior to October 1, 2010 are not comparable with the financial statements after October 1, 2010. The following table presents information related to Continental’s results of operations for the three and nine months ended September 30 (in millions, except percentage changes):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
Operating Revenue:
Passenger revenue	$3,924	$3,494	12.3	$10,894	$9,503	14.6
Special revenue item	—	—	NM	19	—	NM
Cargo and other revenue	448	441	1.6	1,301	1,285	1.2

Total revenue	$4,372	$3,935	11.1	$12,214	$10,788	13.2

Operating Expenses:
Aircraft fuel	$1,422	$1,006	41.4	$3,976	$2,872	38.4
Salaries and related costs	906	909	(0.3)	2,575	2,527	1.9
Regional capacity purchase	211	207	1.9	617	608	1.5
Landing fees and other rent	230	228	0.9	678	656	3.4
Aircraft maintenance materials and outside repairs	152	126	20.6	455	399	14.0
Depreciation and amortization	156	124	25.8	473	380	24.5
Distribution expenses	183	169	8.3	523	474	10.3
Aircraft rent	171	230	(25.7)	516	689	(25.1)
Special charges	48	13	NM	107	47	NM
Other operating expenses	533	481	10.8	1,531	1,416	8.1

Total operating expenses	$4,012	$3,493	14.9	$11,451	$10,068	13.7

Operating income	$360	$442	(18.6)	$763	$720	6.0
Nonoperating expense	(122)	(88)	38.6	(316)	(278)	13.7

Continental’s operating income and net income in the third quarter of 2011 were $360 million and $236 million, respectively, as compared to operating income and net income of $442 million and $354 million, respectively, in the third quarter of 2010. Similarly, Continental’s operating income and net income in the nine months ended September 30, 2011 were $763 million and

$441 million, respectively, as compared to operating income and net income of $720 million and $441 million, respectively, in the nine months ended September 30, 2010. These improvements were largely due to year-over-year capacity discipline, consistent with the improvement in UAL’s and United’s results described above.

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

Aircraft fuel expense increased approximately 41% and 38% in both the three and nine months ended September 30, 2011, respectively, as compared to 2010, primarily due to an increase in the market prices of aircraft fuel. Fuel hedge gains were $4 million and $99 million in the three and nine months ended September 30, 2011, respectively.

Depreciation and amortization increased approximately 26% and 24% in both the three and nine months ended September 30, 2011, respectively, primarily due to an increase in intangible asset amortization as a result of acquisition accounting for the merger.

Aircraft rent decreased 26% and 25% for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

Other operating expense increased 8% for the nine months ended September 30, 2011 due to the introduction and expansion of Continental’s food for sale program, along with offerings on shorter flights and at later times in the day.

Nonoperating expense includes losses from fuel hedge ineffectiveness of $23 million and $49 million, respectively, for the three and nine months ended September 30, 2011. Continental’s nonoperating expense in both the three and nine months ended September 30, 2011 also includes a net loss of $12 million and $26 million, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net loss and the related derivatives are reflected only in the Continental stand-alone financial statements. See Note 5 to the financial statements included in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor UAL’s performance on a consistent basis. Special items relate to activities that are not central to our ongoing operations. A reconciliation of net income and diluted earnings per share to the non-GAAP financial measure of net income and diluted earnings per share, excluding special items, for the three and nine months ended September 30 is as follows (in millions, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income	Diluted Earnings per Share	Net Income	Net Income	Diluted Earnings per Share	Net Income
	2011	2011	2010	2011	2011	2010
Net income — GAAP	$653	$1.69	$387	$978	$2.59	$578
Special revenue item	—	—	—	(107)	(0.27)	—
Special charges	120	0.31	63	343	0.86	187
Operating non-cash MTM losses	—	—	12	—	—	18
Other items	—	—	11	—	—	28

Net income excluding special items — non-GAAP	$773	$2.00	$473	$1,214	$3.18	$811

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., Risk Factors of the 2010 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report except as follows:

Aircraft Fuel. As of September 30, 2011, UAL’s projected consolidated fuel requirements for the remainder of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
Remainder of 2011
Heating oil collars	19%	$3.27	19%	$2.63
Heating oil call options	5	3.23	N/A	N/A
Heating oil swaps	4	2.93	4	2.93
WTI crude oil call options	12	2.35	N/A	N/A
WTI crude oil swaps	10	2.19	10	2.19
Aircraft fuel call options	2	3.21	N/A	N/A
Aircraft fuel swaps	4	3.03	4	3.03

Total	56%		37%

As of September 30, 2011, UAL had hedged 34% of the projected first half 2012 fuel consumption.

At September 30, 2011, UAL fuel derivatives were in a net liability position of $75 million. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Fuel derivative disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H (2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of September 30, 2011, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2011

Except as set forth below, during the three months ended September 30, 2011, there were no changes in UAL’s, United’s or Continental’s internal controls over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On October 1, 2010, UAL and Continental completed the merger transaction. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate the Company’s internal controls over financial reporting as it executes merger integration activities.

During the third quarter of 2011, we made certain changes to the Company’s internal controls over financial reporting related to the implementation of a new payroll system. The operating effectiveness of these changes to our internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting as of the end of fiscal 2011. The new payroll system is the first phase of the implementation of an integrated enterprise resource planning system, which is expected to require several years to complete. We expect that the new payroll system implemented in the third quarter of 2011 will have no impact on our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to the legal proceedings below, UAL, United and Continental are parties to other legal proceedings as described in the Company’s 2010 Annual Report and the Form 10-Q for the quarter ended March 31, 2011.

Air Cargo/Passenger Surcharge Investigations

On July 31, 2008, state prosecutors in Sao Paulo, Brazil, commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. Separately, Brazilian antitrust authorities initiated an administrative proceeding in order to verify the existence of a cartel among certain airlines for the determination and implementation of a fuel surcharge, including United and its cargo manager. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which is charged with making a determination on the matter. On August 30, 2011, the Brazil Federal Public Prosecutor issued an opinion to the CADE recommending the dismissal of the proceedings against United and its cargo manager, which is currently under consideration by the CADE. United continues to vigorously defend itself before the CADE.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11, 2001, terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked on September 11, 2001, are the central focus of the litigation, but a variety of additional parties, including Continental, have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. World Trade Center Properties, Inc., as lessee, also filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center, for property and business interruption damages. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center filed subrogation claims for damages as well. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In September 2011, United settled the last remaining wrongful death claim in connection with this matter. In 2010, insurers for the aviation defendants reached a settlement with all of the subrogated insurers and most of the uninsured plaintiffs with property and business interruption claims, which was approved by the court. The court’s approval order has been appealed to the U.S. Court of Appeals for the Second Circuit. The U.S. District Court for the Southern District of New York dismissed a claim for environmental cleanup damages filed by a neighboring property owner, Cedar & Washington Associates, LLC. This dismissal order has also been appealed to the U.S. Court of Appeals for the Second Circuit. In the aggregate, claims related to the events of September 11, 2001 are estimated to be well in excess of $10 billion. The Company anticipates that any liability it could ultimately face arising from the events of September 11, 2001 could be significant, but the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the wrongful death and personal injury cases by settlement, the resolution of the majority of the property damage claims and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy proceeding.

Antitrust Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL Corporation in connection with the merger. The plaintiffs alleged that the merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the merger to close. After the closing of the merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit and moved for a “hold separate” order pending the appeal, which was denied. The Ninth Circuit affirmed the District Court’s denial of the preliminary injunction on May 23, 2011 and, on July 8, 2011, denied the plaintiffs’ motions for rehearing and for rehearing en banc. On August 22, 2011, the plaintiffs moved to amend their complaint in order to, among other things, add a claim for damages. Continental and United opposed that motion, which remains pending before the District Court.

Environmental Proceedings

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas Emissions Trading Scheme, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. Beginning in 2012, the Emissions Trading Scheme would require the Company to ensure it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions from flights to and from member states of the EU, with such allowances then surrendered on an annual basis to the government. On December 17, 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom’s High Court of Justice challenging regulations that transpose into UK law the EU Emissions Trading Scheme as applied to U.S. carriers as violating international law due to the extra-territorial reach of the scheme and as an improper tax. In June 2010, the case was referred to the Court of Justice of the European Union (Case C-366/10) and oral argument was heard July 5, 2011. A preliminary opinion of the court’s Advocate General was issued on October 6, 2011 recommending that the court find that the EU Emissions Trading Scheme is not in violation of international law. This opinion is not binding on the court and a final opinion on this matter is expected by the end of 2011 or beginning of 2012.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2010 Annual Report and the Form 10-Q for the quarter ended June 30, 2011 for a detailed discussion of the risk factors affecting UAL, United and Continental.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 27, 2011	By:	/s/ Zane C. Rowe

Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 27, 2011	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: October 27, 2011	By:	/s/ Zane C. Rowe

Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 27, 2011	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date: October 27, 2011	By:	/s/ Zane C. Rowe

Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 27, 2011	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.1	XBRL Instance Document

**101.2	XBRL Taxonomy Extension Schema Document

**101.3	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.