Form 10-K/A
period 2010-12-31
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2011-10-28
CIK 319687, 100517, 101001

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of United Continental Holdings, Inc. (“UAL”), United Air Lines, Inc. (“United”) and Continental Airlines, Inc. (“Continental”) for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2011 (the “Original Filing”), is being filed for the sole purpose of revising Item 9A. Controls and Procedures to include management’s report on internal control over financial reporting for UAL in response to a comment received from the SEC. This report was inadvertently omitted from the Original Filing.

This Amendment No. 1 does not attempt to modify or update the disclosures contained in any other items set forth in the Original Filing. Included as exhibits to this Amendment No. 1 are currently-dated certifications from the Chief Executive Officer and Chief Financial Officer of each of UAL, United and Continental.

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

/s/ Ernst & Young LLP
Chicago, Illinois

February 22, 2011

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2011

To the Stockholders of United Continental Holdings, Inc.

Chicago, Illinois

The management of United Continental Holdings, Inc. (“UAL”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

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
Zane C. Rowe
Executive Vice President and Chief Financial Officer

Date: October 28, 2011

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Exhibit

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Air Lines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)