Form 10-K
period 2011-12-31
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2012-02-22
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675207
001-11355	United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675206
001-10323	Continental Airlines, Inc. 1600 Smith Street, Dept HQSEO, Houston, TX 77002 (713) 324-2950	Delaware	74-2099724

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
United Continental Holdings, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
United Air Lines, Inc.	None	None
Continental Airlines, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act:

United Continental Holdings, Inc.	None
United Air Lines, Inc.	None
Continental Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

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

The aggregate market value of voting stock held by non-affiliates of United Continental Holdings, Inc. was $7,461,888,499 as of June 30, 2011. There is no market for United Air Lines, Inc. common stock or Continental Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 16, 2012.

United Continental Holdings, Inc.	332,066,655 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.)
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Air Lines, Inc. and Continental Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2012 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Air Lines, Inc. and Subsidiary Companies

Continental Airlines, Inc. and Subsidiary Companies

Report on Form 10-K

For the Year Ended December 31, 2011

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

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). This combined Annual Report on Form 10-K is separately filed by each of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Each registrant hereto is filing on its own behalf all of the information contained in this report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

This Annual Report on Form 10-K is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures. This report uses “Continental Successor” to refer to Continental subsequent to the Merger (defined below) and “Continental Predecessor” to refer to Continental prior to the Merger.

UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Our world headquarters is located at 77 W. Wacker Drive, Chicago, Illinois 60601. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (312) 997-8000).

The Company’s website is www.unitedcontinentalholdings.com. The information contained on or connected to the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov.

Merger Integration

On May 2, 2010, UAL Corporation, Continental, and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger providing for a “merger of equals” business combination. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. UAL’s consolidated financial statements include the results of operations of Continental and its subsidiaries for the period subsequent to October 1, 2010.

Integration-related 2011 accomplishments and key 2012 initiatives include:

•

During 2011, the Company received a single operating certificate from the Federal Aviation Administration (the “FAA”), marking a significant achievement in the integration of United and Continental. The certificate gives the FAA a single point of oversight for our combined operations. It also allows all maintenance and operating activities to be considered as “United” by the FAA;

•	In 2011, the Company announced that MileagePlus will be the loyalty program for the Company beginning in 2012;

•

The Company has co-located check-in, ticket counter and gate facilities at 66 airports since closing the Merger and now has a single area for check-in at 291 airports systemwide. More than 800 aircraft are now rebranded in the new United livery;

•

Some key initiatives for the Company in 2012 include converting to a single passenger service system, harmonizing other information technology systems, moving to a single website, making substantial fleet reallocations around the system and working to integrate certain employee groups. We currently expect to migrate to a single passenger service system in early March 2012, allowing the Company to operate using a single carrier code, flight schedule, inventory, website and departure control system; and

•

UAL expects the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis in 2013, including between $800 million and $900 million of annual revenue synergies, in large part from expanded customer options resulting from the greater scope and scale of the network, fleet optimization and additional international service enabled by the broader network of the Company, and between $200 million and $300 million of net cost synergies. The Company has realized an estimated $400 million of synergies in 2011, comprised of $250 million of revenue synergies and $150 million of net cost synergies.

The Company will incur substantial expenses in connection with the Merger. The Company incurred approximately $450 million of integration-related cash costs in 2011 and expects to incur a similar amount in 2012 in categories generally consistent with 2011. There are many factors that could affect the total amount or the timing of those expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. See Notes 1 and 21 to the financial statements included in Item 8 of this report and Item 1A, Risk Factors, for additional information on the Merger.

Operations

Network. The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 110 seats, and its regional operations. See Item 2, Properties, for a description of the Company’s mainline and regional aircraft.

With key global air rights in the U.S., Asia-Pacific, Europe, Middle East, Africa, and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and Continental and their regional carriers, operates more than 5,600 flights a day to more than 370 U.S. domestic and international destinations from the Company’s hubs at Newark Liberty International Airport (“Newark Liberty”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Hopkins International Airport (“Cleveland Hopkins”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”). Including its regional operations, United operates approximately 3,200 flights a day to more than 235 U.S. domestic and international destinations based on its annual flight schedule as of January 1, 2012. Including its regional operations, Continental operates approximately 2,400 flights a day to more than 280 U.S. domestic and international destinations based on its annual flight schedule as of January 1, 2012.

All of the Company’s domestic hubs are located in large business and population centers, contributing to a large amount of “origin and destination” traffic. Our hub and spoke system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. Our hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As discussed under Alliances below, United is a member of Star Alliance, the world’s largest airline network.

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express, Continental Express and Continental Connection. In the future, the Company’s regional operations will be branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline jet aircraft. Chautauqua Airlines, Colgan Airlines (“Colgan”), CommutAir Airlines, ExpressJet Airlines, GoJet Airlines, Mesa Airlines, Shuttle America, SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity under capacity purchase agreements with United and/or Continental. Under these capacity purchase agreements, the Company pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for superior operational performance) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these capacity purchase agreements, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are passed through without any markup. In return, the regional carriers operate this capacity exclusively for United and/or Continental, on schedules determined by the Company. The Company also determines pricing and revenue management and assumes the inventory and distribution risk for the available seats.

While the regional carriers operating under capacity purchase agreements comprise more than 95% of all regional flights, the Company also has prorate agreements with Hyannis Air Service, Inc. (“Cape Air”), Colgan, Gulfstream International Airlines (“Gulfstream”), SkyWest and Trans States. Under these commercial flying agreements, the Company and its regional carriers agree to divide revenue collected from each passenger according to a formula, while both the Company and its regional carriers are individually responsible for their own costs of operations. Unlike capacity purchase agreements, under a prorate agreement, the regional carrier retains the control and risk of scheduling, and in most cases, market selection, local seat pricing and inventory for its flights, although the Company and its regional carriers may coordinate schedules to maximize connections.

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 10 to the financial statements included in Item 8 of this report.

Alliances. United and Continental have a number of bilateral and multilateral alliances with other airlines, which enhance travel options for customers by providing greater time of day coverage to common destinations, additional mileage accrual and redemption opportunities, and access to markets that United and Continental do not serve directly. These marketing alliances typically include one or more of the following features: loyalty program reciprocity; codesharing of flight operations (whereby seats on one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules, and other resource-sharing activities.

United is a member of Star Alliance, a global integrated airline network co-founded by United in 1997 and the most comprehensive airline alliance in the world. As of January 1, 2012, Star Alliance carriers served 1,290 airports in 189 countries with over 21,000 daily flights. Current Star Alliance members, in addition to United and Continental, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air New Zealand, All Nippon Airways,

Asiana Airlines, Austrian Airlines, Blue1, bmi, Brussels Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, LOT Polish Airlines, Lufthansa, Scandinavian Airlines, Singapore Airlines, South African Airways, Swiss International Air Lines, TAM, TAP Portugal, THAI, Turkish Airlines and US Airways. Shenzhen Airlines, Avianca, TACA (“TACA”) and Copa Airlines (“Copa”) have been announced as future Star Alliance members.

In 2010, United, Continental and Air Canada entered into a memorandum of understanding to establish a revenue sharing trans-border joint venture. A joint venture agreement was subsequently drafted based on the trans-Atlantic joint venture agreement among United, Continental, Air Canada and Lufthansa. While the parties already have U.S. antitrust immunity, the Canadian Competition Bureau objected to the joint venture in June 2011 and the parties are currently involved in litigation before the Canadian Competition Tribunal which may affect the implementation or the scope of the joint venture.

In 2010, pursuant to antitrust immunity approval granted by the DOT, United, Continental, Air Canada and Lufthansa entered into a joint venture agreement as full participants covering trans-Atlantic routes. Between March 2011 and July 2011, Austrian Airlines, bmi and Swiss International Air Lines began participation in the joint venture as part of the Lufthansa Group. In November 2011, the DOT confirmed Brussels Airlines is covered as a Lufthansa Group affiliate within the existing antitrust-immunized alliance. Brussels Airlines is expected to be integrated into the trans-Atlantic joint venture during 2012 as a part of the Lufthansa Group. Lufthansa recently announced an agreement to sell bmi, and upon conclusion of that sale, bmi will no longer participate in the joint venture. The European Commission, which has been conducting a standard review of the competitive effects of the joint venture, has not yet completed its review. The joint venture, which enables the carriers to integrate the services they operate between the United States and Europe and to capture revenue synergies, delivers highly competitive flight schedules, fares and service. The joint venture has a revenue-sharing structure that results in payments among full participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period, or “baseline,” which is reset annually. The payments are calculated on a quarterly basis and subject to a cap. See Industry Regulation below.

In November 2010, United, Continental and All Nippon Airways received antitrust immunity approval from the Japanese government and the DOT, enabling the carriers to establish a trans-Pacific joint venture to integrate the services they operate between the United States and Japan, and other destinations in Asia, and to derive potentially significant benefits from coordinated scheduling, pricing, sales and inventory management. The integration of services will also allow the carriers to offer passengers highly competitive flight schedules, fares and services. We expect to fully implement the joint venture in 2012.

During 2011, United and Continental maintained independent marketing agreements with other air carriers including Aeromar, Aer Lingus, Avianca, Cape Air, Colgan, Copa, Emirates, EVA Air, Great Lakes Airlines, Gulfstream, Hawaiian Airlines, Island Air, Jet Airways, Qatar Airways, SkyWest, TACA, Trans States and Virgin Atlantic Airways. In addition, Continental offers a train-to-plane alliance with Amtrak from Newark Liberty to select regional destinations.

Fuel. Aircraft fuel has been the Company’s single largest operating expense for the last several years. The table below summarizes UAL’s fuel cost data during the last three years.

Year	Gallons Consumed (in millions)	Fuel Cost (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense (b)
2011	4,038	$12,375	$3.06	36%
2010 (a)	2,798	$6,687	$2.39	31%
2009 (a)	2,338	$4,204	$1.80	26%

(a)	Excludes fuel consumption and cost for Continental Predecessor prior to October 1, 2010.
(b)	Calculation excludes special charges identified in Note 21 of this report.

The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations and financial position. To ensure adequate supplies of fuel and to obtain a measure of control over prices in the short term, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. To protect against increases in the prices of fuel, the Company routinely hedges a portion of its future fuel requirements. The Company uses fixed price swaps, purchased call options, collars or other such commonly used financial hedge instruments based on aircraft fuel or closely related commodities including heating oil, diesel fuel and crude oil. The Company strives to maintain fuel hedging levels and exposure such that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors.

Loyalty Program. United’s Mileage Plus and Continental’s OnePass (“OnePass”) programs build customer loyalty by offering awards and services to program participants. Members in these programs earn mileage credit for flights on United, United Express, Continental, Continental Express, Continental Connection, airlines in Star Alliance and certain other airlines that participate in the program. Miles can also be earned by purchasing the goods and services of our network of non-airline partners, such as credit card issuers, retail merchants, hotels and car rental companies. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards.

In 2011, the Company announced that MileagePlus will be the loyalty program for the Company beginning in 2012. OnePass is expected to end in the first quarter 2012, at which point United will automatically enroll OnePass members in MileagePlus and deposit into those MileagePlus accounts award miles equal to their OnePass award miles balance.

The Company’s loyalty program has The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011, (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”). Under this agreement, loyalty program members accrue frequent flyer miles for making purchases using co-branded credit cards issued by Chase. The Co-Brand Agreement provides for joint marketing of the credit card programs and provides Chase with other benefits such as permission to market to the Company’s customer database.

In 2011, 2.5 million Mileage Plus travel awards were used on United. These awards represented 8.2% of United’s total revenue passenger miles in 2011. Also in 2011, 1.9 million OnePass travel awards were used on Continental. These awards represented 5.6% of Continental’s total revenue passenger miles in 2011.

In addition, Mileage Plus members redeemed miles for approximately 1.3 million non-United travel awards in 2011 as compared to 975,000 in 2010. Non-United travel awards include United Club memberships, car and hotel awards, merchandise and travel solely on another air carrier, among others. Also in 2011, OnePass members redeemed miles for approximately 489,000 non-Continental travel awards as compared to 381,000 in 2010. The increase in the number of non-United and non-Continental travel awards redeemed in 2011 was due primarily to an increase in car and hotel redemptions. Total miles redeemed for travel on United and Continental in 2011, including class-of-service upgrades, represented 83% of the total miles redeemed.

Distribution Channels. The majority of the Company’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems (“GDS”). The growing use of direct sales websites, such as united.com and continental.com and alternative distribution systems provides the Company with an opportunity to de-commoditize its services, better control its content, make more targeted offerings, retain its customers, enhance its brand and lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its websites and explore alternative distribution channels.

Industry Conditions

Domestic Competition. The domestic airline industry is highly competitive and dynamic. New and existing U.S. carriers are generally free to initiate service between any two points within the United States. The Company’s competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation and technological substitutes such as videoconferencing. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport.

Air carriers’ cost structures are not uniform. Among the numerous factors influencing a carrier’s cost structure are the carrier’s chosen business/service model and any reorganization undertaken pursuant to Chapter 11 of the United States Bankruptcy Code. Carriers with lower costs may deliver lower fares to passengers, which could have a potential negative impact on the Company’s revenues. In addition, future airline mergers or acquisitions may enable airlines to improve their revenue and cost performance relative to peers and thus enhance their competitive position within the industry.

Decisions on domestic pricing are based on intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and to maintain passenger traffic levels, we often find it necessary to match competitors’ discounted fares. Because we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares oftentimes fail.

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company experiences comparable restrictions in foreign countries. In addition, in the absence of open skies and fifth freedom rights, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for further information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

General. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements, and regulates methods of competition. In recent years, the DOT has proposed and implemented a variety of far-reaching and expensive consumer protection regulations dealing with advertising, denied boarding compensation, tarmac delays, and baggage liability.

Airlines are also regulated by the FAA, an agency within the DOT, primarily in the areas of flight safety, air carrier operations, and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal laws and regulations. The U.S.

Department of Homeland Security (“DHS”) has jurisdiction over virtually every aspect of civil aviation security. See Legislation, below. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”). The Company is also subject to investigation inquiries by the DOT, FAA, DOJ and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C. (“Washington Reagan”), John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and Newark Liberty. In addition, to address concerns about airport congestion, the FAA has designated certain airports, including Newark Liberty, JFK, and LaGuardia as “high density traffic airports” and has imposed operating restrictions at these three airports, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots may be proposed in the future that could affect the Company’s rights of ownership and transfer.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In addition to significant federal, state and local taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending that may increase the Company’s operating costs if imposed on the Company. Congress is currently attempting to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control, airline competition, aircraft and airport technology requirements, safety, and taxes, fees and other funding sources. Congress may also pass other legislation that could increase labor and operating costs. Climate change legislation is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

In December 2009, the DOT issued a final rule intended to enhance airline passenger protections. The final rule included regulations requiring certain air carriers, including United and Continental, to adopt detailed contingency plans applicable to tarmac delays exceeding three hours for domestic flights and four hours for international flights, subject to exceptions for safety and security. A carrier’s failure to meet certain service performance criteria under the rule could subject it to substantial civil penalties. In April 2011, the DOT issued a second set of consumer protection regulations in the form of a final rule. This second initiative mandated the amount of compensation carriers must provide passengers when they are denied boarding, imposed regulations requiring carriers to charge the same baggage fee throughout a passenger’s entire journey (even if on multiple carriers), and expanded the tarmac delay rule to foreign carriers operating to and from the United States. Additionally, since September 11, 2001, aviation security has been, and continues to be, a subject of frequent legislative and regulatory action, requiring changes to the Company’s security processes and frequently increasing the cost of its security procedures.

In December 2011, the FAA issued a final rule amending the existing flight, duty, and rest regulations applicable to U.S. air carriers operating under Part 121 of the Federal Aviation Regulations. The provisions under the 2011 final rule may require us to make changes to our flight operations that could materially increase our costs.

International Regulation

General. International air transportation is subject to extensive government regulation. In connection with the Company’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries the Company serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all U.S.-flag carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 100 open skies agreements in effect. However, many of the airports that United and Continental serve in Europe, Asia and Latin America maintain slot controls. A large number of these are restrictive due to congestion at these airports. London Heathrow International Airport (“London Heathrow”), Frankfurt Rhein-Main Airport, Shanghai Pudong International Airport, Beijing Capital International Airport, Sao Paulo Guarhulos International Airport, Tokyo Narita International Airport and Haneda International Airport are among the most restrictive foreign airports due to capacity limitations.

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

In October 2010, the open skies agreement between the United States and Japan became effective, enabling U.S. or Japanese carriers to fly between any point in the United States and any point in Japan and, in the case of U.S. carriers, beyond Japan to points in other countries the carrier is authorized to serve. The agreement eliminates the restrictions on the number of frequencies carriers can operate and requires governments in both the United States and Japan to concur before taking action to regulate a carrier’s fares or rates. However, under the terms of the bilateral agreement, certain points in Japan remain slot restricted and only four slot pairs at Tokyo Haneda International Airport are available to U.S. air carriers at this time, none of which is held by United and Continental.

Environmental Regulation

General. The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, and the management of hazardous substances, oils and waste materials. Areas of either proposed regulations or implementation of new regulations include regulations surrounding the emission of greenhouse gases (discussed further below), State of California regulations regarding air emissions from ground support equipment, a federal rule-making concerning the discharge of deicing fluid and a federal rule-making seeking to regulate airport fuel hydrant systems.

Climate Change. There are certain laws and regulations relating to climate change that apply to the Company, including the EU Emissions Trading Scheme (“ETS”) (which is subject to international dispute), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco maintenance center). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas ETS. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU ETS as applied to U.S. carriers (the United Kingdom being the specific “implementing country” designated to implement the EU ETS requirements as they apply to these carriers). The case was referred to the Court of Justice of the European Union (“CJEU”) and, on December 21, 2011, the CJEU issued an opinion that upheld the EU ETS. More than forty non-EU countries have gone on record opposing the scheme and based upon this significant international dispute, it is unclear whether or not the inclusion of aviation in the EU ETS will be sustained. If the scheme continues, it will increase the cost of carriers operating in the EU by requiring the purchase of carbon credits, although the precise cost to the Company is difficult to calculate with certainty due to a number of variables including the Company’s future carbon emissions with respect to flights to and from the EU and the price of carbon credits. Management continues to evaluate what the impact would be for the Company in 2012.

While the EU ETS is being disputed, the Company has met and continues to meet its compliance obligations under the scheme including implementation in 2010 of detailed requirements for monitoring and reporting of emissions of carbon dioxide. As of January 1, 2012, the EU ETS required the Company to ensure that by each compliance date, it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions with respect to flights to and from EU member states in the preceding calendar year. Such allowances are to be surrendered on an annual basis to the relevant government with an initial compliance date of April 30, 2013 for emissions subject to the EU ETS in 2012. For 2012, the Company estimates it will receive from the United Kingdom allowances equal to approximately 80% of the Company’s carbon emissions relative to the 2010 base year, leaving a remaining amount that will need to be purchased by the Company. The amount of such allowances provided by the United Kingdom is expected to decrease in future years, potentially leaving a greater amount of allowances that may be required to be purchased. Additionally, any increase in the amount of such carbon emissions would require the purchase of additional carbon allowances by the Company.

The International Civil Aviation Organization (“ICAO”) is in the process of developing a regulatory program for international aviation greenhouse gas emissions, with the intent to reach international agreement that the ICAO program would replace regional schemes such as the EU ETS. Without an international agreement, there could be other regulatory actions taken in the future by the U.S. government, state governments within the U.S., or foreign governments, to regulate the emission of greenhouse gases by the aviation industry, which could result in multiple schemes applying to the same emissions. The precise nature of any such requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

The Company is taking various actions to reduce its carbon emissions through fleet renewal, aircraft retrofits, and actions that are establishing the foundation for the commercialization of aviation biofuels.

Other Environmental Matters. Some U.S. and foreign airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports.

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

Employees

As of December 31, 2011, UAL, including its subsidiaries, had approximately 87,000 active employees. As of December 31, 2011, United had approximately 47,000 active employees and Continental had approximately 40,000 active employees. Approximately 72% of the combined Company’s employees were represented by various U.S. labor organizations as of December 31, 2011.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA, which governs labor relations in the air transportation industry. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” The process for integrating the represented employee groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of United’s and Continental’s collective bargaining agreements and union policies. Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve union representation disputes arising out of airline mergers. Under the McCaskill-Bond Amendment, “fair and equitable” integration of seniority lists is required, including arbitration where the interested parties cannot reach a consensual agreement, consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union Merger policies, if applicable. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.

The following table reflects the Company’s represented employee groups, number of employees per represented group, union for each of United’s and Continental’s employee groups where applicable, amendable date for each employee group’s collective bargaining agreement and whether the group is engaged in negotiations for a joint collective bargaining agreement:

Employee Group	Subsidiary	Number of Employees	Union	Contract Open for Amendment	Common Union Representation Determined	Joint Negotiations in Progress
Dispatchers						X
	Continental	130	Transport Workers Union	December 2013
	United	191	Professional Airline Flight Control Association	January 2010

	Total	321

Engineers			Elected No Representation 11/29/2011	N/A
	Continental	160
	United	200

	Total	360

Fleet Service			Int’l Association of Machinists and Aerospace Workers		X	X
	Continental	6,773		December 2012
	Continental Micronesia	165		November 2011
	United	6,167		January 2010

	Total	13,105

Flight Attendants			Association of Flight Attendants		X
	Continental	8,506		September 2012
	Continental Micronesia	258		December 2010
	United	12,645		January 2010

	Total	21,409

Flight Simulator Technicians
	Continental	41	Transport Workers Union	December 2012
	United	56	Int’l Brotherhood of Teamsters	July 2013

	Total	97

Maintenance Instructors Fleet Tech Instructors Security Officers Food Service Employees			Int’l Association of Machinists and Aerospace Workers		X
	Continental	23		N/A
	United	212		January 2010

	Total	235

Passenger Service					Election in Progress (ends March 7, 2012)
	Continental	7,179	Unrepresented
	Continental Micronesia	237	Int’l Association of Machinists and Aerospace Workers	November 2011
	United	7,768	Int’l Association of Machinists and Aerospace Workers	January 2010

	Total	15,184

Pilots			Air Line Pilots Association		X	X
	Continental	4,386		December 2008
	United	5,543		January 2010

	Total	9,929

Stock Clerks			Int’l Association of Machinists and Aerospace Workers		X
	Continental	224		N/A
	United	639		January 2010

	Total	863

Technicians and Related			Int’l Brotherhood of Teamsters		X
	Continental	3,626		December 2012
	Continental Micronesia	113		December 2009
	United	4,777		July 2013

	Total	8,516

The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have an adverse financial impact on the Company.

ITEM 1A.	RISK FACTORS.

The following risk factors should be read carefully when evaluating the Company’s business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially and adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

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

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and

•	we may experience disruption of, or inconsistencies in, each of United’s and Continental’s standards, controls, procedures, policies and services.

Accordingly, there can be no assurance that the Merger will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect, that these benefits will be achieved within the anticipated timeframe or that we will be able to fully and accurately measure any such synergies.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results, financial position and liquidity.

Aircraft fuel has been the Company’s single largest operating expense for the last several years. The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity. While the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations to ensure supply continuity in the short term, the Company cannot predict the continued future availability of aircraft fuel.

At times, due to the highly competitive nature of the airline industry, the Company has not been able to increase its fares or other fees sufficiently to offset increased fuel costs. Continued volatility in fuel prices may negatively impact the Company’s liquidity in the future. The Company may not be able to increase its fares or other fees if fuel prices rise in the future and any such fare or fee increases may not be sustainable in the highly competitive airline industry. In addition, any increases in fares or other fees may not sufficiently offset the fuel price increase and may reduce the demand for air travel.

The Company enters into hedging arrangements to protect against rising fuel costs. However, the Company’s hedging programs may use significant amounts of cash due to posting of cash collateral in some circumstances, may not be successful in controlling fuel costs and may be limited due to market conditions and other factors. In addition, significant declines in fuel prices may increase the costs associated with the Company’s fuel hedging arrangements to the extent it has entered into swaps or collars. Swaps and sold put options (as part of a collar) may obligate us to make payments to the counterparty upon settlement of the contracts if the price of the commodity hedged falls below the agreed upon amount. Declining crude and related prices may result in the Company posting significant amounts of collateral to cover potential amounts owed (beyond certain credit-based thresholds) with respect to swap and collar contracts that have not yet settled. Also, lower fuel prices may result in increased industry capacity and lower fares, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft.

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

See Note 13 to the financial statements included in Item 8 of this report for additional information on the Company’s hedging programs.

Economic and industry conditions constantly change and unfavorable global economic conditions may have a material adverse effect on the Company’s business and results of operations.

The Company’s business and results of operations are significantly impacted by general economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for our air transportation services depends largely on favorable economic conditions, including the strength of the domestic and foreign economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit.

Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. In addition, during periods of unfavorable economic conditions, business travelers usually reduce the volume of their travel, either due to cost-saving initiatives or as a result of decreased business activity requiring travel. During the global recession in 2008 and 2009, the Company’s business and results of operations were adversely affected due to significant declines in industry passenger demand, particularly with respect to the Company’s business and premium cabin travelers, and a reduction in fare levels. In addition to its effect on demand for the Company’s services, the recession severely disrupted the global capital markets, resulting in a diminished availability of financing and a higher cost for financing that was obtainable.

While some economic indicators that may reflect an economic recovery have exhibited growth, other economic indicators, such as unemployment, may not improve materially for an extended period of time. Stagnant or worsening global economic conditions either in the United States or in other geographic regions and continued volatility in U.S. and global financial and credit markets may have a material adverse effect on the Company’s revenues, results of operations and liquidity. If such economic conditions were to disrupt capital markets in the future, the Company may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt and to satisfy future capital commitments.

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

Although the Company’s cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, the Company’s future liquidity could be negatively impacted by the risk factors discussed in this Item 1A, including, but not limited to, substantial volatility in the price of fuel, adverse economic conditions, disruptions in the global capital markets and catastrophic external events.

If the Company’s liquidity is constrained due to the various risk factors noted in this Item 1A or otherwise, the Company’s failure to comply with certain financial covenants under its financing and credit card processing agreements, timely pay its debts, or comply with other material provisions of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, increase of required reserves under credit card processing agreements, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s financial position and results of operations. Furthermore, constrained liquidity may limit the Company’s ability to withstand competitive pressures and limit its flexibility in responding to changing business and economic conditions, including increased competition and demand for new services, placing the Company at a disadvantage when compared to its competitors that have less debt, and making the Company more vulnerable than its competitors who have less debt to a downturn in the business, industry or the economy in general.

The Company’s substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult to raise additional capital to meet its liquidity needs on acceptable terms, or at all.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding the Company’s liquidity.

Certain of the Company’s financing agreements have covenants that impose operating and financial restrictions on the Company and its subsidiaries.

Certain of the Company’s credit facilities and indentures governing its secured notes impose certain operating and financial covenants on the Company, on United and its material subsidiaries, or on Continental and its subsidiaries. Such covenants require the Company, United or Continental, as applicable, to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios. A decline in the value of collateral could result in a situation where the Company, United or Continental, as applicable, may not be able to maintain the required collateral coverage ratio. In addition, the credit facilities and indentures contain other negative covenants customary for such financings.

The Company’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment and the level of fuel costs, and the Company may be required to seek waivers or amendments of covenants, repay all or a portion of the debt or find alternative sources of financing. The Company cannot provide assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Company. If the Company fails to comply with these covenants and is unable to obtain a waiver or amendment, an event of default would result which would allow the lenders, among other things, to declare outstanding amounts due and payable. The Company cannot provide assurance that it would have sufficient liquidity to repay or refinance such amounts if they were to become due. In addition, an event of default or declaration of acceleration under any of the credit facilities or indentures could also result in an event of default under certain of the Company’s other financing agreements due to cross-default and cross-acceleration provisions.

Extensive government regulation could increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company. Laws, regulations, taxes and airport rates and charges, both domestically and internationally, have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

Each of United and Continental provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations that may impose significant compliance costs on the Company. The FAA regulates the safety of United’s and Continental’s operations. United and Continental operate pursuant to a single air carrier operating certificate issued by the FAA. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

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

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the European Union Emissions Trading Scheme (subject to international dispute), the State of California’s cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

See Item 1, Business—Industry Regulation, above, for further information on government regulation impacting the Company.

The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.

The Company depends on automated systems and technology to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including www.united.com and www.continental.com. United’s and Continental’s websites and other automated systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to events beyond the Company’s control, including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or cyber security attacks. Substantial or repeated website, reservations systems or telecommunication systems failures or disruptions, including failures or disruptions related to the Company’s integration of technology systems, could reduce the attractiveness of the Company’s services versus its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, and result in increased costs, lost revenue and the loss or compromise of important data.

The Company’s business relies extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on the Company’s financial position and results of operations.

The Company has engaged an increasing number of third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company or agreements with such providers may be terminated. For example, flight reservations booked by customers and travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the carriers’ flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users, and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to adequately perform their service obligations, or other interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent the Company from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

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

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the Merger, present the potential for a delay in achieving expected Merger synergies, or increased labor costs that could adversely affect the Company’s operations and impair its financial performance.

United and Continental are both highly unionized companies. As of December 31, 2011, the Company and its subsidiaries had approximately 87,000 active employees, of whom approximately 72% were represented by various U.S. labor organizations.

The successful integration of United and Continental and achievement of the anticipated benefits of the combined company depend in part on integrating United and Continental employee groups and maintaining productive employee relations. In order to fully integrate the pre-Merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. A delay in or failure to integrate the United and Continental employee groups presents the potential for delays in achieving expected Merger synergies, increased labor costs and labor disputes that could adversely affect our operations.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable collective bargaining agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt United’s and Continental’s normal operations, in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and United and Continental can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers has increased significantly and is expected to continue to increase. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of large network carriers to achieve sustained profitability in domestic markets.

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

The Company faces and may to continue to face strong competition from other carriers due to bankruptcy restructuring, industry consolidation, and the creation and modification of alliances and joint ventures. A number of carriers have filed for bankruptcy protection in recent years and other domestic and international carriers could restructure in bankruptcy or threaten to do so in the future to reduce their costs. Most recently, AMR Corporation, the parent company of American Airlines, filed for Chapter 11 bankruptcy protection in November 2011. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

Both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. The Company is also facing stronger competition from expanded airline alliances and joint ventures. Carriers entering into and participating in airline alliances, slot swaps and/or joint ventures may also become strong competitors as they are able to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open skies” agreements, including the agreements between the United States and the EU and between the United States and Japan, may also give rise to additional consolidation or better integration opportunities among international carriers.

There is ongoing speculation that further airline industry consolidations or reorganizations could occur in the future. The Company routinely engages in analysis and discussions regarding its own strategic position, including alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

Increases in insurance costs or reductions in insurance coverage may materially and adversely impact the Company’s results of operations and financial condition.

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if such coverage is available at all. If the Company is unable to obtain adequate third-party war risk (terrorism) insurance, its business could be materially and adversely affected.

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

An accident or catastrophe involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner or one of the Company’s regional carriers, could have a material adverse effect on the Company if such accident created a public perception that the Company’s operations, or the operations of its codeshare partners or regional carriers, are less safe or reliable than other airlines. Such public perception could in turn cause harm to the Company’s brand and reduce travel demand on the Company’s flights, or the flights of its codeshare partners or regional carriers.

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

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation and other factors and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks on September 11, 2001 involving commercial aircraft severely and adversely impacted each of United’s and Continental’s financial condition and results of operations, as well as the prospects for the airline industry. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. Wars and other international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources may not be sufficient to absorb the adverse effects of any future terrorist attacks or other international hostilities.

An outbreak of a disease or similar public health threat could have a material adverse impact on the Company’s business, financial position and results of operations.

An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome, avian flu or H1N1 virus, or other illness, or travel restrictions or reduction in the demand for air travel caused by similar public health threats in the future, could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company may never realize the full value of its intangible assets or its long-lived assets causing it to record impairments that may negatively affect its financial position and results of operations.

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

During the years ended December 31, 2010 and 2009, the Company performed impairment tests of certain intangible assets and certain long-lived assets (principally aircraft, related spare engines and spare parts). The interim impairment tests were due to events and changes in circumstances that indicated an impairment might have occurred. Certain of the factors deemed by management to have indicated that impairments may have occurred include a significant decrease in actual and forecasted revenues, record high fuel prices, significant losses, a weak U.S. economy, and changes in the planned use of assets. As a result of the impairment testing, the Company recorded significant impairment charges as described in Note 21 to the financial statements included in Item 8 of this report. The Company may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2011, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $10.0 billion.

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

Under Section 382, a future ownership change would subject the Company to additional annual limitations that apply to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. Its NOL carryforwards may expire before the Company can generate sufficient taxable income to use them in full.

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

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if the Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders. These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests or, they could prevent or discourage attempts to remove and replace incumbent directors.

The issuance of additional shares of UAL’s capital stock, including the issuance of common stock upon conversion of convertible notes and upon a noteholder’s exercise of its option to require UAL to repurchase convertible notes, could cause dilution to the interests of its existing stockholders.

UAL’s amended and restated certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In addition, the Board of Directors is authorized to issue up to 250 million shares of preferred stock, without par value, without any action on the part of UAL’s stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected.

The Company is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. As of December 31, 2011, UAL had $1 billion of convertible debt outstanding. Holders of these securities may convert them into shares of UAL common stock according to their terms. In addition, certain of UAL’s notes include noteholder early redemption options. If a noteholder exercises such option, UAL may elect to pay the repurchase price in cash, shares of its common stock or a combination thereof. See Note 14 to the financial statements included in Item 8 of this report for additional information related to these convertible notes. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of its existing stockholders. In addition, if UAL elects to pay the repurchase price in cash, its liquidity could be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Flight Equipment

Including aircraft operating by regional carriers on their behalf, Continental and United operated 611 and 645 aircraft, respectively, as of December 31, 2011. UAL’s combined fleet as of December 31, 2011 is presented in the table below:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	23	15	8	374	16.1
777-200	19	18	1	258-348	14.6
777-200ER	55	38	17	253-276	11.8
767-300	14	13	1	244	12.3
767-400ER	16	14	2	235-256	10.3
757-300	21	9	12	213-216	6.6
767-300ER	21	6	15	183	19.4
757-200	134	38	96	110-182	18.2
767-200ER	8	8	—	174	10.9
737-900ER	33	33	—	167-173	3.0
737-900	12	8	4	167-173	10.3
737-800	130	57	73	152-160	9.0
A320-200	97	51	46	138-144	13.6
737-700	36	12	24	118-124	13.0
A319-100	55	41	14	120	12.0
737-500	27	—	27	108-114	16.6

Total mainline	701	361	340		12.4

Aircraft Type	Total	Owned	Leased	Capacity Purchase	Seats in Standard Configuration
Regional:
Q400	30	—	—	30	71-74
E-170	38	—	—	38	70
CRJ700	115	—	—	115	66
Q300	5	—	—	5	50
CRJ200	79	—	29	50	50
ERJ-145 (XR/LR/ER)	263	16	226	21	50
Q200	16	—	—	16	37
EMB 120	9	—	9	—	30

Total regional	555	16	264	275

Total	1,256	377	604	275

Mainline aircraft is comprised of 355 aircraft at United and 346 at Continental. Regional aircraft is comprised of 290 aircraft at United and 265 at Continental. In addition to the aircraft operating in scheduled service presented in the tables above, United and Continental own or lease the following parked or subleased aircraft listed below as of December 31, 2011:

•	Five owned Boeing 747-400s, including one to be inducted into charter service;

•	One leased Boeing 767-200, which is being subleased to another airline;

•	Three Airbus A330s which are subleased to another airline;

•	Two leased 757-200s, which have been returned to the lessor;

•	16 Boeing 737-300s, of which four are owned and 12 are leased;

•	18 owned Boeing 737-500s; and

•	30 leased ERJ-135s, five of which are subleased to another airline.

Firm Order and Option Aircraft.

As of December 31, 2011, United and Continental had firm commitments and options to purchase the following aircraft:

United Aircraft Commitments. As of December 31, 2011, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft, and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

Continental Aircraft Commitments. As of December 31, 2011, Continental had firm commitments to purchase 82 new aircraft (57 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. Continental expects to place into service 19 Boeing 737 aircraft, of which two have been delivered prior to the filing of this report, and five Boeing 787 aircraft in 2012. Continental also has options to purchase 89 additional Boeing 737 and 787 aircraft.

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

The Company is currently in discussions with Boeing over potential compensation related to delays in the 787 aircraft deliveries. The Company is not able to estimate the ultimate success, amount of, nature or timing of any potential recoveries from Boeing over such delays.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 in Item 8 of this report for information related to future capital commitments to purchase these aircraft.

Facilities

United’s and Continental’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in most of the municipalities they serve with their most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX and Denver with expiration dates ranging from 2012 to 2025. Continental has major facility leases at Newark Liberty, Houston Bush, Cleveland Hopkins and Guam with expiration dates ranging from 2012 through 2041. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United and Continental also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2022 through 2026 and include approximately 910,000 square feet of office space for its corporate headquarters and operations center in downtown Chicago. Continental also leases approximately 511,000 square feet of office and related space for certain administrative offices and an operations center in downtown Houston.

ITEM 3.	LEGAL PROCEEDINGS.

Brazil Air Cargo Investigation

On July 31, 2008, state prosecutors in Sao Paulo, Brazil, commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. Separately, Brazilian antitrust authorities initiated an administrative proceeding in order to verify the existence of a cartel among certain airlines for the determination and implementation of a fuel surcharge, including United and its cargo manager. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which is charged with making a determination on the matter. On August 30, 2011, the Brazil Federal Public Prosecutor issued an opinion to CADE recommending the dismissal of the proceedings against United and its cargo manager, which is currently under consideration by CADE. United continues to vigorously defend itself before CADE.

United is currently cooperating with this investigation and continues to analyze whether any potential liability may result. Based on its evaluation of all information currently available, United has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of competition laws can be substantial and an ultimate finding that United engaged in improper activity could have a material adverse impact on the Company’s consolidated financial position and results of operations.

United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act

On July 30, 2008, United filed a lawsuit in the United States Federal Court for the Northern District of Illinois seeking a preliminary injunction against ALPA and four individual pilot employees for unlawful concerted activity that was disrupting the Company’s operations. The court granted the preliminary injunction to United in November 2008, which was upheld by the U.S. Court of Appeals for the Seventh Circuit. ALPA and United reached an agreement to discontinue the ongoing litigation over United’s motion for a permanent injunction and, instead, the preliminary injunction will remain in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. By reaching this agreement, the parties are able to focus their efforts on the negotiations for the collective bargaining agreement. Nothing in this agreement precludes either party from reopening the permanent injunction litigation upon 30 days’ notice or from seeking enforcement of the preliminary injunction itself.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois. On November 22, 2010, United filed a motion to dismiss the matter which the Court granted on February 3, 2011. On April 1, 2011, the EEOC appealed the dismissal to the Seventh Circuit Court of Appeals. The court heard oral arguments on October 20, 2011 and the parties are awaiting a decision on the appeal.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11, 2001, terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked on September 11, 2001, are the central focus of the litigation, but a variety of additional parties, including Continental, have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. World Trade Center Properties, Inc., as lessee, also filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center, for property and business interruption damages. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center filed subrogation claims for damages as well. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In September 2011, United settled the last remaining wrongful death claim in connection with this matter. In 2010, insurers for the aviation defendants reached a settlement with all of the subrogated insurers and most of the uninsured plaintiffs with property and business interruption claims, which was approved by the court and has been affirmed by the U.S. Court of Appeals for the Second Circuit. The U.S. District Court for the Southern District of New York dismissed a claim for environmental cleanup damages filed by a neighboring property owner, Cedar & Washington Associates, LLC. This dismissal order has been appealed to the U.S. Court of Appeals for the Second Circuit. In the aggregate, claims related to the events of September 11, 2001 are estimated to be well in excess of $10 billion. The Company anticipates that any liability it could ultimately face arising from the events of September 11, 2001 could be significant, but the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the wrongful death and personal injury cases by settlement, the resolution of the majority of the property damage claims and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy proceeding.

Antitrust Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL Corporation in connection with the Merger. The plaintiffs alleged that the Merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the Merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the Merger to close. After the closing of the Merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit and moved for a “hold separate” order pending the appeal, which was denied. The Ninth Circuit affirmed the District Court’s denial of the preliminary injunction on May 23, 2011 and, on July 8, 2011, denied the plaintiffs’ motions for rehearing and for rehearing en banc. The U.S. Supreme Court thereafter denied certiorari. On October 24, 2011, the District Court allowed the plaintiffs to amend their complaint in order to, among other things, add a claim for damages. Continental and United filed a motion to dismiss the complaint with prejudice which the District Court granted on December 29, 2011. The plaintiffs are appealing that dismissal.

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

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas ETS, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. On December 17, 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom’s High Court of Justice challenging regulations that transpose into UK law the EU ETS as applied to U.S. carriers as violating international law due to the extra-territorial reach of the scheme and as an improper tax. In June 2010, the case was referred to the Court of Justice of the European Union (Case C-366/10) and, on December 21, 2011, the CJEU issued an opinion that upheld the EU ETS. More than forty non-EU countries have gone on record opposing the scheme and based upon this significant international dispute, it is unclear whether or not the inclusion of aviation in the EU ETS will be sustained. If the scheme continues, it will increase the cost of carriers operating in the EU (by requiring the purchase of carbon allowances). As of January 1, 2012, the ETS required the Company to ensure that by each compliance date, it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions with respect to flights to and from EU member states in the preceding calendar year. Such allowances are to be surrendered on an annual basis to the relevant government with an initial compliance date of April 30, 2013 for emissions subject to the EU ETS in 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UAL’s common stock was listed on the New York Stock Exchange (“NYSE”) beginning on October 1, 2010 under the symbol “UAL.” Prior to October 1, 2010, UAL common stock was listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UAUA.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NASDAQ through the third quarter of 2010 and as reported by the NYSE thereafter:

	UAL
	2011		2010
	High	Low	High	Low
1st quarter	$27.72	$21.65	$20.59	$12.13
2nd quarter	26.84	19.32	24.59	16.39
3rd quarter	23.28	15.92	25.00	18.42
4th quarter	21.45	15.51	29.75	23.10

Based on reports by the Company’s transfer agent for UAL common stock, there were approximately 30,337 record holders of UAL common stock as of February 16, 2012. There is no trading market for the common stock of United or Continental.

UAL, United and Continental did not pay any dividends in 2011 or 2010. Under the provisions of the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”) and the terms of certain of the Company’s other debt agreements, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted. However, UAL may undertake $243 million in stockholder dividends or other distributions without any additional prepayment of the Amended Credit Facility, provided that all covenants within the Amended Credit Facility are met. The Amended Credit Facility provides that UAL and United can carry out further stockholder dividends or other distributions in an amount equal to future term loan prepayments, provided the covenants are met. In addition, under the provisions of the indentures governing United’s 9.875% Senior Secured Notes due 2013 (the “United Senior Secured Notes”) and 12.0% Senior Second Lien Notes due 2013 (the “United Senior Second Lien Notes”) (collectively the “United Senior Notes”) and together with the indenture governing Continental’s 6.75% Senior Secured Notes due 2015 (the “6.75% Notes”) (collectively the “Senior Notes”), the ability of United and Continental to pay dividends is restricted. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law. We do not anticipate paying any dividends on our common stock for the foreseeable future.

The following graph shows the cumulative total shareholder return for UAL’s common stock during the period from December 31, 2006 to December 31, 2011. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2006 in UAL common stock.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The Company did not repurchase any UAL common stock during the fourth quarter of 2011. UAL does not have an active share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

UAL’s consolidated financial statements and statistical data provided in the tables below include the results of Continental Successor for the periods from October 1, 2010 to December 31, 2011.

UAL Statement of Consolidated Operations Data

	Year Ended December 31,
(In millions, except per share amounts)	2011	2010	2009	2008	2007
Income Statement Data:
Operating revenue	$37,110	$23,325	$16,335	$20,194	$20,143
Operating expense	35,288	22,349	16,496	24,632	19,106
Operating income (loss)	1,822	976	(161)	(4,438)	1,037

Net income (loss)	840	253	(651)	(5,396)	360
Net income (loss) excluding special items (a)	1,323	942	(1,128)	(1,773)	298
Basic earnings (loss) per share	2.54	1.22	(4.32)	(42.59)	2.94
Diluted earnings (loss) per share	2.26	1.08	(4.32)	(42.59)	2.65
Cash distribution declared per common share	—	—	—	—	2.15

Balance Sheet Data at December 31:
Unrestricted cash, cash equivalents and short-term investments	$7,762	$8,680	$3,042	$2,039	$3,554
Total assets	37,988	39,598	18,684	19,465	24,223
Debt and capital lease obligations	12,735	15,133	8,543	8,004	8,255

(a)	See “Reconciliation of GAAP to non-GAAP Financial Measures” in this Item 6 for further details related to items that significantly impacted UAL’s results.

UAL Selected Operating Data

Presented below is the Company’s operating data for the years ended December 31. The 2011 and 2010 operating data includes results of Continental Successor.

	Year Ended December 31,
Mainline	2011	2010	2009	2008	2007
Passengers (thousands) (a)	96,360	65,365	56,082	63,149	68,386
Revenue passenger miles (“RPMs”) (millions) (b)	181,763	122,182	100,475	110,061	117,399
Available seat miles (“ASMs”) (millions) (c)	219,437	145,738	122,737	135,861	141,890
Cargo ton miles (millions)	2,646	2,176	1,603	1,921	2,012

Passenger load factor (d)
Mainline	82.8%	83.8%	81.9%	81.0%	82.7%
Domestic	85.1%	84.8%	83.7%	82.6%	83.2%
International	80.5%	82.7%	79.4%	79.0%	82.1%

Passenger revenue per available seat mile (“PRASM”) (cents)	11.84	10.99	9.22	10.91	10.49
Total revenue per available seat mile (cents)	13.77	12.91	10.81	12.58	12.03
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.29	13.11	11.26	13.47	12.67
Average fare per revenue passenger (f)	$269.56	$245.06	$201.72	$234.71	$217.57

Cost per available seat mile (“CASM”) (cents)	13.15	12.51	11.05	15.74	11.39

Average price per gallon of fuel, including fuel taxes	$3.01	$2.27	$1.75	$3.54	$2.18
Fuel gallons consumed (millions)	3,303	2,280	1,942	2,182	2,292

Aircraft in fleet at end of period (g)	701	710	360	409	460
Average stage length (miles) (h)	1,844	1,789	1,701	1,677	1,631
Average daily utilization of each aircraft (hours) (i)	10:42	10:47	10:47	10:42	11:00

Regional
Passengers (thousands) (a)	45,439	32,764	25,344	23,278	25,426
RPMs (millions) (b)	25,768	18,675	13,770	12,155	12,649
ASMs (millions) (c)	33,091	23,827	17,979	16,164	16,301
Passenger load factor (d)	77.9%	78.4%	76.6%	75.2%	77.6%
PRASM (cents)	19.75	17.70	16.04	18.44	18.39
Yield (cents) (e)	25.36	22.58	20.95	24.52	23.70
Aircraft in fleet at end of period (g)	555	552	292	280	279

Consolidated
Passengers (thousands) (a)	141,799	98,129	81,426	86,427	93,812
RPMs (millions) (b)	207,531	140,857	114,245	122,216	130,048
ASMs (millions) (c)	252,528	169,565	140,716	152,025	158,191
Passenger load factor (d)	82.2%	83.1%	81.2%	80.4%	82.2%

PRASM (cents)	12.87	11.93	10.09	11.71	11.30
Yield (cents) (e)	15.67	14.37	12.43	14.57	13.71

CASM (cents)	13.97	13.18	11.72	16.20	12.08

Average price per gallon of fuel, including fuel taxes	$3.06	$2.39	$1.80	$3.52	$2.22
Fuel gallons consumed (millions)	4,038	2,798	2,338	2,553	2,669

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.
(f)	Passenger revenue divided by number of passengers.
(g)	Excludes aircraft that were removed from service. Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft that were subleased to other operators but not operated on our behalf.
(h)	Average stage length equals the average distance a flight travels weighted for size of aircraft.
(i)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor UAL’s performance using similar criteria on a consistent basis. Special items relate to activities that are not central to UAL’s ongoing operations or are unusual in nature. Fuel hedge mark to market (“MTM”) gains (losses) are excluded as UAL did not apply cash flow hedge accounting for many of the periods presented, and these adjustments provide a better comparison to UAL’s peers, most of which apply cash flow hedge accounting. A reconciliation of GAAP to Non-GAAP measures is provided below (in millions, except CASM amounts). Following this reconciliation is a summary of special items (in millions). For further information related to special items, see Note 21 to the financial statements included in Item 8 of this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
Net income (loss) excluding special items:
Net income (loss)	$840	$253	$(651)	$(5,396)	$360
Special revenue item	(107)	—	—	—	(45)
Special charges (income)	592	669	374	2,616	(44)
Other operating expense items	—	—	35	191	—
Operating non-cash MTM (gain) loss	—	32	(586)	568	(20)
Non-operating non-cash MTM (gain) loss	—	—	(279)	279	—
Income tax (benefit) expense	(2)	(12)	(21)	(31)	47

Total special items—(income) expense	483	689	(477)	3,623	(62)

Net income (loss) excluding special items	$1,323	$942	$(1,128)	$(1,773)	$298

Mainline CASM excluding special charges and aircraft fuel and related taxes:
Operating expense	$28,850	$18,228
Special charges	(592)	(669)
Aircraft fuel and related taxes	(9,936)	(5,387)

Operating expense excluding above items	$18,322	$12,172

ASMs—mainline	219,437	145,738

CASM (cents)	13.15	12.51
CASM, excluding special items	12.88	12.03
CASM, excluding special items and third-party business expenses (a)	12.77	11.88
CASM, excluding special items, third-party business expenses and fuel (a)	8.24	8.20
CASM, excluding special items, third-party business expenses, fuel, profit sharing (a)	8.12	8.09

Consolidated CASM excluding special charges and aircraft fuel and related taxes:
Operating expense	$35,288	$22,349
Special charges	(592)	(669)
Aircraft fuel and related taxes	(12,375)	(6,687)

Operating expense excluding above items	$22,321	$14,993

Available seat miles—consolidated	252,528	169,565

CASM (cents)	13.97	13.18
CASM, excluding special items	13.74	12.77
CASM, excluding special items and third-party business expenses (a)	13.65	12.64
CASM, excluding special items, third-party business expenses and fuel (a)	8.75	8.71
CASM, excluding special items, third-party business expenses, fuel, profit sharing (a)	8.64	8.62

(a)	The Company excludes business activities not associated with the generation of a seat mile (third-party businesses) from its core unit cost metrics. These third-party businesses include activities such as maintenance, ground handling and catering services for third parties, and non-air frequent flyer mile redemption activity. The Company recorded approximately $240 million of third-party business expenses in 2011.

	Year ended December 31,
Special Items	2011	2010	2009	2008	2007
Special revenue item	$107	$—	$—	$—	$45

Merger and integration-related costs	(517)	(564)	—	—	—
Termination of maintenance service contract	(58)	—	—	—	—
Gain on sale of aircraft	6	—	—	—	—
Other asset impairments	—	(136)	(93)	(250)	—
Other intangible impairments	(4)	(29)	(150)	(64)	—
Municipal bond litigation	—	—	(27)	—	—
Goodwill impairment (charge) credit	—	64	—	(2,277)	—
Other	(19)	(4)	(104)	(25)	44

Special operating (expense) income	(592)	(669)	(374)	(2,616)	44
Other operating expense items	—	—	(35)	(191)	—
Operating non-cash MTM gain (loss)	—	(32)	586	(568)	20
Non-operating non-cash MTM gain (loss)	—	—	279	(279)	—

Other expense items	—	(32)	830	(1,038)	20
Income tax benefit (expense)	2	12	21	31	(47)

Total special items (a)	$(483)	$(689)	$477	$(3,623)	$62

(a)	See Note 21 to the financial statements in Item 8 of this report for additional information on special items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). Upon closing of the Merger, UAL Corporation changed its name to United Continental Holdings, Inc. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental.

This Annual Report on Form 10-K is a combined report of UAL, United, and Continental including their respective consolidated financial statements. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

2011 Financial Highlights

•

UAL recorded net income of $840 million for the year ended December 31, 2011, as compared to net income of $253 million for the year ended December 31, 2010. Excluding special items, UAL recorded net income of $1.3 billion for the year ended December 31, 2011, compared to net income of $942 million for the year ended December 31, 2010. See Item 6 of this report for a reconciliation of GAAP to non-GAAP net income.

•	UAL’s unrestricted cash, cash equivalents and short-term investments at December 31, 2011 was $7.8 billion as compared to $8.7 billion at December 31, 2010.

2011 Operational Highlights

•	For the year ended December 31, 2011, United and Continental achieved solid results in DOT on-time arrival and completion factor, as summarized in the following table:

	2011
	United	Continental
On-time arrival	80.2%	77.1%
Completion factor	98.5%	98.6%

•

Consolidated traffic (“RPMs”) for 2011 decreased 1.4% as compared to 2010, while consolidated capacity (“ASMs”) remained flat from the prior year, resulting in a consolidated load factor of 82.2% in 2011 versus a consolidated load factor of 83.2% in 2010, including Continental Predecessor prior to October 1, 2010.

•

The Company announced it will invest $550 million in onboard product improvements, including the addition of flat-bed seating on 62 additional long-haul aircraft, addition of Economy Plus seating to more than 300 aircraft, increase in the overhead storage space on more than 150 aircraft, installation of advanced broadband Wi-Fi on its mainline fleet, introduction of streaming wireless video onboard its Boeing 747-400 aircraft, and completely retrofitting its p.s. (Premium Service) fleet with upgraded interiors including flat-bed seats, Economy Plus and on-demand audio and video.

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

Merger Integration. During 2011, the Company received a single operating certificate from the Federal Aviation Administration (the “FAA”), marking a significant achievement in the integration of United and Continental. The certificate gives the FAA a single point of oversight for our combined operations. It also allows all maintenance and operating activities to be considered as “United” by the FAA.

In 2011, the Company announced that MileagePlus will be the loyalty program for the Company beginning in 2012.

The Company has co-located check-in, ticket counter and gate facilities at 66 airports since closing the Merger and now has a single area for check-in at 291 airports systemwide. More than 800 aircraft are now rebranded in the new United livery.

Some key initiatives for the Company in 2012 include converting to a single passenger service system, harmonizing other information technology systems, moving to a single website, making substantial fleet reallocations around the system and working to integrate certain employee groups. We currently expect to migrate to a single passenger service system in early March 2012, allowing the Company to operate using a single carrier code, flight schedule, inventory, website and departure control system.

UAL expects the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis in 2013, including between $800 million and $900 million of annual revenue synergies, in large part from expanded customer options resulting from the greater scope and scale of the network, fleet optimization and additional international service enabled by the broader network of the Company, and between $200 million and $300 million of net cost synergies. The Company has realized an estimated $400 million of synergies in 2011, comprised of $250 million of revenue synergies and $150 million of net cost synergies.

The Company will incur substantial expenses in connection with the Merger. The Company incurred approximately $450 million of integration-related cash costs in 2011 and expects to incur a similar amount in 2012 in categories generally consistent with 2011. There are many factors that could affect the total amount or the timing of those expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. See Notes 1 and 21 to the financial statements included in Item 8 of this report and Item 1A, Risk Factors, for additional information on the Merger.

Economic Conditions. The severe global economic recession in 2008 and 2009 significantly diminished the demand for air travel, resulting in a difficult financial environment for U.S. network carriers. UAL’s financial performance improved significantly in 2010 and 2011 as a result of improving global economic conditions, the Merger, increasing passenger unit revenue and industry capacity discipline. Although we continue to see indications that the airline industry is experiencing a recovery, including stronger demand, increasing passenger unit revenue and improving revenue, we cannot predict whether the demand for air travel will continue to improve or the rate of such improvement. Worsening economic conditions, such as continued European sovereign debt uncertainty, political and socioeconomic tensions in regions such as the Middle East and Africa may result in diminished demand for air travel and may impair our ability to sustain the profitability we achieved in 2011 going into 2012.

Capacity. Over the past year, UAL leveraged the flexibility of its combined fleet to better match market demand and added new routes from its hubs on the east and west coasts to international destinations such as Lagos, Nigeria; Guadalajara, Mexico; Montreal, Canada; Port au Prince, Haiti; Providenciales, Turks and Caicos; Shanghai, China; and Stuttgart, Germany, along with new intra-Asia routes between its Tokyo hub and Hong Kong and between its Guam hub and Okinawa, Japan. In addition, for 2012, UAL expects to add new routes from its hubs to Manchester, U.K.; Buenos Aires, Argentina; Dublin, Ireland; and Durango, Mexico, subject to government approval. We expect capacity for 2012 to be relatively flat compared to 2011. Should fuel prices increase significantly, we would likely adjust our capacity plans downward.

Additional Revenue-Generating and Cost Saving Measures. We offer, and intend to offer additional goods and services relating to air travel, a portion of which will come from “unbundling” our current product and a portion of which will come from goods and services that we do not presently offer. The revenues that we derive from these products and services, which are generally referred to as ancillary revenues, typically have higher margins than that of our core transportation services and are an important element of our strategy to sustain the profitability that we achieved in 2011 and 2010. The “unbundling” of our current products and services, as well as our additional value-added products, offer customers flexibility and choice in selecting the products and services they are willing to purchase. Additionally, we expect to continue to invest in technology that is designed to both assist customers with self-service efficiently and allow us to make better operational decisions, while lowering our operating costs.

Fuel Costs. Fuel prices continued to be volatile in 2011. UAL’s average aircraft fuel price per gallon including related taxes was $3.06 in 2011 as compared to $2.39 in 2010. If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently to fully offset our increased costs. In addition, high fuel prices may impair our ability to sustain the profitability we achieved in 2011 and 2010. Based on projected fuel consumption in 2012, a one dollar change in the price of a barrel of crude oil would change UAL’s annual fuel expense by approximately $95 million. To protect against increases in the prices of fuel, the Company routinely hedges a portion of its future fuel requirements.

Labor Costs. As of December 31, 2011, the Company had approximately 72% of employees represented by unions. We are in the process of negotiating amended collective bargaining agreements with our employee groups. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have an adverse financial impact on the Company.

Results of Operations

In this section, we compare UAL’s results of operations for the year ended December 31, 2011 with UAL’s results on a combined basis for the year ended December 31, 2010. UAL’s results of operations for 2010 on a combined basis consist of (1) UAL’s results of operations for 2010, which includes Continental’s results from October 1 to December 31, 2010; and (2) Continental’s results from January 1 to September 30, 2010. Given the significant level of integration activity in 2011, we believe this presentation of the 2010 financial results provides a more meaningful basis for comparing UAL’s financial performance in 2011 and 2010. This presentation differs from the comparison of 2010 and 2009 results, which compares UAL’s financial performance year-over-year excluding the Merger impact in 2010, represented by Continental Successor results in the fourth quarter of 2010. Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor UAL’s performance on a consistent basis.

2011 compared to 2010

Operating Revenue

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

		2010				% Change
UAL	Year Ended December 31, 2011	Year Ended December 31	Continental Predecessor January 1 to September 30	Combined Year Ended December 31	Increase (Decrease)
Passenger—Mainline	$25,975	$16,019	$7,777	$23,796	$2,179	9.2
Passenger—Regional	6,536	4,217	1,726	5,943	593	10.0

Total passenger revenue	32,511	20,236	9,503	29,739	2,772	9.3
Cargo	1,167	832	328	1,160	7	0.6
Special revenue item	107	—	—	—	107	NM
Other operating revenue	3,325	2,257	957	3,214	111	3.5

	$37,110	$23,325	$10,788	$34,113	$2,997	8.8

The table below presents UAL’s passenger revenues and operating data based on geographic region:

	Increase (decrease) in 2011 from 2010 (a):
	Domestic		Pacific		Atlantic		Latin		Total Mainline		Regional		Consolidated
Passenger revenue (in millions)	$949		$319		$407		$504		$2,179		$593		$2,772
Passenger revenue	7.9%		7.5%		7.6%		23.7%		9.2%		10.0%		9.3%
Average fare per passenger	12.5%		10.8%		8.7%		19.6%		12.7%		11.6%		12.2%
Yield	10.6%		9.3%		8.7%		19.5%		10.8%		10.8%		10.9%
PRASM	10.9%		6.4%		5.1%		17.6%		9.5%		9.8%		9.6%
Average stage length	1.9%		1.4%		(1.0)%		(0.5)%		8.5%		0.5%		1.7%
Passengers	(4.1)%		(3.0)%		(1.0)%		3.5%		(3.1)%		(1.4)%		(2.6)%
RPMs (traffic)	(2.5)%		(1.6)%		(1.0)%		3.5%		(1.5)%		(0.7)%		(1.4)%
ASMs (capacity)	(2.8)%		1.0%		2.4%		5.3%		(0.3)%		0.2%		(0.2)%
Passenger load factor	0.2	pts.	(2.2	) pts.	(2.7	) pts.	(1.3	) pts.	(1.1	) pts.	(0.7	) pts.	(1.0	) pts.

(a)	2010 passenger revenue and operating data prepared from UAL results combined with Continental Predecessor results for the period in 2010 prior to the Merger.

On a combined basis, consolidated passenger revenue in 2011 increased approximately $2.8 billion, or 9.3%, as compared to 2010. These increases were due to increases of 12.2% and 10.9% in average fare per passenger and yield, respectively, over the same period as a result of improved pricing primarily from industry capacity discipline. The reduced traffic from both business and leisure passengers in 2011 was offset by higher fares, which drove improvements in both average fare per passenger and yield. The average fare per passenger also increased in the 2011 period, as compared to the 2010 period, due to a number of fare increases implemented in response to higher fuel prices.

Passenger revenue also increased in 2011 as a result of certain accounting changes, as described in Note 2 to the financial statements in Item 8 of this report. In conjunction with these changes, the Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $107 million in connection with a modification to its Co-Brand Agreement.

Cargo revenue increased by $7 million, or 0.6%, on a combined basis in 2011 as compared to 2010. Reduced cargo volume in 2011 was offset by higher yields. UAL’s freight ton miles decreased 13.7% in 2011 as compared to 2010, while mail ton miles improved slightly by 2.2% during the same period, for a composite cargo traffic decline of 11.9%. Freight yields in 2011 increased 18% compared to 2010 due to higher fuel surcharges and processing fees. Mail yields decreased nearly 10% in 2011 as compared to 2010 in all geographic regions except for Latin America.

On a combined basis, other operating revenue was up $111 million, or 3.5%, in 2011 as compared to 2010, which was primarily due to growth in ancillary passenger-related charges.

Operating Expense

The table below includes data related to UAL’s operating expense for the year ended December 31 (in millions, except percentage changes).

		2010				% Change
UAL	Year Ended December 31, 2011	Year Ended December 31	Continental Predecessor January 1 to September 30	Combined Year Ended December 31	Increase (Decrease)
Aircraft fuel	$12,375	$6,687	$2,872	$9,559	$2,816	29.5
Salaries and related costs	7,652	5,002	2,527	7,529	123	1.6
Regional capacity purchase	2,403	1,812	608	2,420	(17)	(0.7)
Landing fees and other rent	1,928	1,307	656	1,963	(35)	(1.8)
Aircraft maintenance materials and outside repairs	1,744	1,115	399	1,514	230	15.2
Depreciation and amortization	1,547	1,079	380	1,459	88	6.0
Distribution expenses	1,435	912	474	1,386	49	3.5
Aircraft rent	1,009	500	689	1,189	(180)	(15.1)
Special charges	592	669	47	716	(124)	NM
Other operating expenses	4,603	3,266	1,416	4,682	(79)	(1.7)

	$35,288	$22,349	$10,068	$32,417	$2,871	8.9

The significant increase in aircraft fuel expense was primarily attributable to increased fuel prices, as shown in the table below which reflects the significant changes in aircraft fuel cost per gallon for the year ended December 31, 2011 as compared to the year ended December 31, 2010 (in millions). See Note 13 to the financial statements in Item 8 of this report for additional details regarding gains and losses from settled fuel hedge positions and unrealized gains and losses at the end of the periods.

				Average price per gallon
	2011	2010	% Change	2011	2010	% Change
Aircraft fuel expense	$12,375	$9,559	29.5	$3.06	$2.35	30.2
Fuel hedge gains (losses)	503	(70)	NM	0.13	(0.02)	NM

Total fuel purchase cost	$12,878	$9,489	35.7	$3.19	$2.33	36.9

Total fuel consumption (gallons)	4,038	4,072	(0.8)

Salaries and related costs increased $123 million, or 1.6%, in 2011 as compared to 2010. The increase was due to several factors including a slight increase in the number of average full-time employees year-over-year, higher pay rates primarily driven by new collective bargaining agreements, increase in seniority levels, a one-time signing bonus for certain employee groups and increased accruals in profit sharing and related payroll tax payments in 2011 as compared to 2010.

Expenses related to aircraft maintenance materials and outside repairs increased by $230 million, or 15.2%, in 2011 as compared to 2010, primarily due to increased rates on aircraft engine maintenance.

Depreciation and amortization increased by $88 million, or 6%, in 2011 as compared to 2010, due to increased expense associated with the increase in basis from recording Continental’s assets at fair value in connection with the Merger, including the frequent flyer database, and the increased capitalization of new projects, including those related to United’s international premium travel products, which are the products used on our international service.

Aircraft rent expense decreased by $180 million, or 15.1%, in 2011 as compared to 2010, primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

The table below presents integration and Merger-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2011	2010
Integration and Merger-related costs	$517	$564
Termination of maintenance service contract	58	—
Aircraft-related (gain), net and aircraft impairment	(6)	136
Goodwill impairment credit	—	(64)
Intangible asset impairments	4	29
Other	19	4

Total special items	592	669
Tax benefit on intangible asset impairments	(2)	(12)

Total special items, net of tax	$590	$657

Integration and Merger-related costs include compensation costs related to systems integration and training, costs to repaint aircraft in the new livery and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, severance primarily associated with administrative headcount reductions and a charge related to the Company’s obligation to issue 8% Contingent Senior Unsecured Notes (the “8% Notes”). See Notes 1 and 21 to the financial statements in Item 8 of this report for additional information related to special items.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions except percentage changes):

		2010				% Change
UAL	Year Ended December 31, 2011	Year Ended December 31	Continental Predecessor January 1 to September 30	Combined Year Ended December 31	Increase (Decrease)
Interest expense	$(949)	$(798)	$(288)	$(1,086)	$(137)	(12.6)
Interest capitalized	32	15	17	32	—	—
Interest income	20	15	6	21	(1)	(4.8)
Miscellaneous, net	(80)	45	(13)	32	(112)	NM

Total	$(977)	$(723)	$(278)	$(1,001)	$(250)	(25.0)

The decrease in interest expense of $137 million, or 12.6%, in 2011 as compared to 2010 was primarily due to a decrease in outstanding debt.

In 2011, miscellaneous, net included fuel hedge ineffectiveness of $59 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices. The ineffectiveness is primarily related to the Company’s portfolio of crude oil derivative contracts. In 2010, miscellaneous, net included a gain of $21 million from the distribution to United of the remaining United Series 2001-1 enhanced equipment trust certificate (“EETC”) trust assets upon repayment of the note obligations.

2010 compared to 2009

Operating Revenue

To provide a more meaningful comparison of UAL’s 2010 financial performance to 2009, we quantified the increases relating to our operating results that are due to Continental’s results after the Merger closing date. The increases due to the Merger, presented in the tables below, represent actual Continental Successor results for the fourth quarter of 2010. The discussion of UAL’s results excludes the impact of Continental Successor results in the fourth quarter of 2010.

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

UAL	2010	2009	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$16,019	$11,313	$4,706	$2,605	$2,101	18.6
Passenger—Regional	4,217	2,884	1,333	560	773	26.8

Total passenger revenue	20,236	14,197	6,039	3,165	2,874	20.2
Cargo	832	536	296	119	177	33.0
Other operating revenue	2,257	1,602	655	279	376	23.5

	$23,325	$16,335	$6,990	$3,563	$3,427	21.0

The table below presents selected UAL passenger revenue and selected operating data based on geographic region:

	Increase (decrease) in 2010 from 2009:
	Domestic		Pacific		Atlantic		Latin		Total Mainline		Regional Carriers		Consolidated
Passenger revenue (in millions)	$581		$817		$560		$143		$2,101		$773		$2,874
Passenger revenue	8.9%		36.6%		25.4%		42.1%		18.6%		26.8%		20.2%
Average fare per passenger	15.3%		26.6%		20.6%		31.9%		23.0%		12.7%		18.6%
Yield	10.6%		26.4%		20.0%		31.0%		16.4%		6.5%		15.7%

PRASM	12.2%		37.0%		20.6%		35.5%		19.6%		9.2%		18.7%
Average stage length	5.8%		(1.3)%		(1.8)%		(1.3)%		5.8%		8.5%		3.0%
Passengers	(5.5)%		7.8%		3.9%		7.7%		(3.7)%		12.5%		1.4%
RPMs (traffic)	(1.5)%		8.0%		4.4%		8.4%		1.9%		19.0%		3.9%
ASMs (capacity)	(3.0)%		(0.4)%		4.0%		4.8%		(0.9)%		16.1%		1.3%
Passenger load factor	1.3	pts.	6.6	pts.	0.3	pts.	2.7	pts.	2.2	pts.	1.9	pts.	2.1	pts.

Excluding the impact of the Merger, consolidated passenger revenue in 2010 increased approximately $2.9 billion, or 20.2%, as compared to 2009. These increases were due to increases of 18.6% and 15.7% in average fare per passenger and yield, respectively, over the same period as a result of strengthening economic conditions and industry capacity discipline. An increase in volume in 2010, as measured by passenger volume also contributed to the increase in revenues in 2010 as compared to 2009. The revenue improvement in 2010 was also driven by the return of business and international premium cabin passengers whose higher ticket prices combined to increase average fare per passenger and yields. The international regions in particular had the largest increases in demand with international passenger unit revenue per ASM increasing 29.4% on a 1.8% increase in capacity. Passenger revenue in 2010 included approximately $250 million of additional revenue due to changes in the Company’s estimate and methodology related to loyalty program accounting as noted in Critical Accounting Policies, below.

Excluding the impact of the Merger, cargo revenue increased by $177 million, or 33%, in 2010 as compared to 2009, primarily due to improved economic conditions resulting in improved traffic and yield. UAL’s freight ton miles improved by 22.1% in 2010 as compared to 2009, while mail ton miles dropped approximately 8.8% during the same period, for a composite cargo traffic gain of 18.3%. Freight yields in 2010 were 15% better than in 2009 due to stronger freight traffic, reduced industry capacity and numerous tactical rate recovery initiatives, particularly in UAL’s Pacific markets. On a composite basis, cargo yield in 2010 increased 12.6% as compared to 2009.

Excluding the impact of the Merger, other operating revenue was up 23.5% in 2010 as compared to 2009, which was primarily due to growth in ancillary passenger-related charges such as baggage fees.

Operating Expense

The table below includes data related to UAL’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2010	2009	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$6,687	$4,204	$2,483	$986	$1,497	35.6
Salaries and related costs	5,002	3,919	1,083	786	297	7.6
Regional capacity purchase	1,812	1,523	289	202	87	5.7
Landing fees and other rent	1,307	1,011	296	231	65	6.4
Aircraft maintenance materials and outside repairs	1,115	965	150	135	15	1.6
Depreciation and amortization	1,079	917	162	177	(15)	(1.6)
Distribution expenses	912	670	242	156	86	12.8
Aircraft rent	500	346	154	174	(20)	(5.8)
Special charges	669	374	295	201	94	NM
Other operating expenses	3,266	2,567	699	537	162	6.3

	$22,349	$16,496	$5,853	$3,585	$2,268	13.7

The increase in aircraft fuel expense was primarily attributable to increased market prices for fuel, as shown in the table below which reflects the significant changes in aircraft fuel cost per gallon for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The 2010 amounts presented in the table below exclude the impact of Continental Successor after the closing date of the Merger. See Note 13 to the financial statements in Item 8 of this report for additional details regarding gains and losses from settled positions and unrealized gains and losses at the end of the period.

	(In millions)			Average price per gallon
	2010	2009	% Change	2010	2009	% Change
Aircraft fuel expense	$5,700	$4,204	35.6	$2.39	$1.80	32.8
Fuel hedge gains (losses)	(119)	104	NM	(0.05)	0.04	NM

Total fuel purchase cost	$5,581	$4,308	29.5	$2.34	$1.84	27.2

Total fuel consumption (gallons)	2,388	2,338	2.1

Excluding the impact of the Merger, salaries and related costs increased $297 million, or 7.6%, in 2010 as compared to 2009. The increase was primarily due to increased accruals for profit sharing and other annual incentive plans. In 2010, UAL’s accrual for profit sharing was $166 million. Expense for the plan was not accrued in 2009 as the profit sharing and other incentive plan payouts were not earned based on UAL’s adjusted pre-tax losses.

Excluding the impact of the Merger, regional capacity purchase expense increased $87 million, or 5.7%, in 2010 as compared to 2009 primarily due to an increase in capacity in the same period.

Excluding the impact of the Merger, distribution expenses increased $86 million, or 12.8%, in 2010 as compared to 2009 primarily due to an increase in passenger revenue on higher traffic and yields driving increases in commissions, credit card fees and GDS fees.

Excluding the impact of the Merger, aircraft rent expense decreased by $20 million, or 5.8%, in 2010 as compared to 2009, primarily as a result of United’s retirement of its entire fleet of Boeing 737 aircraft, some of which were financed through operating leases. This fleet retirement was completed during 2009.

During the fourth quarter of 2010, UAL recorded $130 million to other operating expenses, $65 million each for United and Continental, due to revenue sharing obligations related to the trans-Atlantic joint venture with Lufthansa and Air Canada. This expense relates to UAL’s retroactive payments for the first nine months of 2010, prior to execution of the joint venture agreement.

The table below presents Merger-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2010	2009
Merger-related costs	$564	$—
Aircraft impairments	136	93
Intangible asset impairments	29	150
Goodwill impairment credit	(64)	—
Municipal bond litigation	—	27
Lease termination and other charges	4	104

Total Merger-related items and special charges	669	374
Tax benefit on intangible asset impairments	(12)	(21)

Total special items, net of tax	$657	$353

See Note 21 to the financial statements in Item 8 of this report for additional information related to special items.

Merger-related costs include costs related to the planning and execution of the Merger, including costs for items such as financial advisor, legal and other advisory fees. Also included in Merger-related costs are salary and severance related costs that are primarily associated with administrative headcount reductions and compensation costs related to the Merger. Merger-related costs also include integration costs, costs to terminate certain service contracts that will not be used by the Company, costs to write-off system assets that are no longer used or planned to be used by the Company and payments to third-party consultants to assist with integration planning and organization design. See Notes 1 and 21 to the financial statements in Item 8 of this report for additional information.

The aircraft impairments in 2010 and 2009 are primarily related to a decrease in the estimated market value of UAL’s nonoperating Boeing 737 and 747 aircraft. In 2010, UAL recorded a $29 million impairment ($18 million, net of taxes) of its indefinite-lived Brazil routes due to an estimated decrease in the value of these routes as a result of the open skies agreement between the United States and Brazil.

During 2010, UAL determined it overstated its deferred tax liabilities by approximately $64 million when it applied fresh start accounting upon its exit from bankruptcy in 2006. Under applicable standards in 2008, this error would have been corrected with a decrease to goodwill, which would have resulted in a decrease in the amount of UAL’s 2008 goodwill impairment charge. Therefore, UAL corrected this overstatement in the fourth quarter of 2010 by reducing its deferred tax liabilities and recorded it as a goodwill impairment credit in its statement of consolidated operations. The adjustment was not made to prior periods as UAL does not believe the correction is material to the 2010 or any prior period.

In 2009, UAL recorded a $150 million intangible asset impairment ($95 million, net of taxes) to decrease the value of United’s tradename, which was primarily due to a decrease in estimated future revenues resulting from the weak economic environment and United’s capacity reductions, among other factors.

In 2009, UAL recorded special charges of $27 million related to the final settlement of the LAX municipal bond litigation and $104 million primarily related to Boeing 737 aircraft lease terminations.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions, except percentage changes):

			Favorable/(Unfavorable)
	2010	2009	$ Change	Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(798)	$(577)	$(221)	$(86)	$(135)	(23.4)
Interest capitalized	15	10	5	4	1	10.0
Interest income	15	19	(4)	3	(7)	(36.8)
Miscellaneous, net	45	41	4	2	2	4.9

Total	$(723)	$(507)	$(216)	$(77)	$(139)	(27.4)

The increase in interest expense in 2010 as compared to 2009, excluding the Merger impact, was primarily due to higher interest rates on average debt outstanding in 2010 as compared to comparable rates on average debt outstanding in 2009, as certain of the Company’s financings have terms with higher interest rates as compared to debt that has been repaid. The higher interest rates were due to distressed capital markets and the Company’s credit and liquidity outlook at the time of the financings.

In 2010, miscellaneous, net included a gain of $21 million from the distribution to United of the remaining United Series 2001-1 EETC assets upon repayment of the note obligations. In addition, miscellaneous, net included $10 million of hedge ineffectiveness gains in 2010 on fuel hedge contracts that were designated as cash flow hedges, as compared to $31 million of fuel hedge gains in 2009. The fuel hedge gains in 2009 resulted from hedge contracts that were not designated as cash flow hedges.

United and Continental—Results of Operations—2011 Compared to 2010

United and Continental’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been abbreviated pursuant to General Instructions I(2)(a) of Form 10-K.

United

The following table presents information related to United’s results of operations (in millions, except percentage changes):

	2011	2010	% Change
Operating Revenue:
Passenger revenue	$18,088	$17,070	6.0
Cargo and other revenue	3,067	2,708	13.3

Total operating revenue	$21,155	$19,778	7.0

Operating Expense:
Aircraft fuel	$7,080	$5,700	24.2
Salaries and related costs	4,172	4,212	(0.9)
Regional capacity purchase	1,574	1,610	(2.2)
Landing fees and other rent	1,028	1,077	(4.5)
Aircraft maintenance materials and outside repairs	1,160	980	18.4
Depreciation and amortization	921	903	2.0
Distribution expenses	748	756	(1.1)
Aircraft rent	323	326	(0.9)
Special charges	433	468	NM
Other operating expenses	2,829	2,728	3.7

Total operating expense	$20,268	$18,760	8.0

Operating income	$887	$1,018	(12.9)
Nonoperating expense	603	631	(4.4)

United had net income of $281 million in 2011 as compared to net income of $399 million in 2010. As compared to 2010, United’s consolidated revenue increased $1.4 billion, or 7%, to $21.2 billion during 2011. These increases were primarily due to year-over-year capacity discipline, which in turn resulted in improved pricing and higher average fares, as discussed in UAL’s results of operations above. United’s traffic and capacity decreased approximately 2.2% and 1.9%, respectively, while passenger revenue per available seat mile increased approximately 8.0%. Average fares were also higher due to fare increases implemented in response to higher fuel prices.

United’s passenger revenue also increased in 2011 as a result of certain accounting changes as described in Note 2 to the financial statements in Item 8 of this report. In conjunction with these changes, the Company recorded a special adjustment to decrease frequent flyer deferred revenue and increase revenue by $88 million in connection with a modification to its Chase Co-Brand Agreement in 2011.

United’s operating expenses increased approximately $1.5 billion, or 8%, in 2011 as compared to 2010, which was primarily due to the following:

•

An increase of approximately $1.4 billion, or 24.2%, in aircraft fuel expense, which was primarily driven by increased prices for aircraft fuel, as highlighted in the fuel table in 2011 compared to 2010—Operating Expense, above;

•

A decrease of $49 million, or 4.5%, in landing fees and other rent was primarily due to higher than anticipated credits (refunds) received in 2011 as a result of airports’ audits of prior period payment; and

•	An increase of $180 million, or 18.4%, in aircraft maintenance materials and outside repairs primarily due to increased rates and volume on aircraft maintenance.

United’s nonoperating expense decreased $28 million, or 4.4%, in 2011 as compared to 2010, which was primarily due to the pay down of debt obligations in 2011.

Continental

The table below presents the Continental Successor and Predecessor periods in 2010. The combined presentation for the year ended December 31, 2010 does not represent a GAAP presentation. Management believes that the combined non-GAAP results for 2010 provide a more meaningful comparison to the full year 2011. Continental’s operating income and net income in the 2011 period were $950 million and $569 million, respectively, as compared to operating and net income of $698 million and $346 million, respectively, in the combined 2010 period. These improvements were largely due to year-over-year capacity discipline.

	Successor		Predecessor
(In millions)	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Combined 2010	% Change
Operating Revenue:
Passenger revenue	$14,417	$3,165	$9,503	$12,668	13.8
Cargo and other revenue	1,758	398	1,285	1,683	4.5

Total operating revenue	$16,175	$3,563	$10,788	$14,351	12.7

Operating Expense:
Aircraft fuel	$5,294	$986	$2,872	$3,858	37.2
Salaries and related costs	3,405	786	2,527	3,313	2.8
Regional capacity purchase	830	202	608	810	2.5
Landing fees and other rent	900	231	656	887	1.5
Aircraft maintenance materials and outside repairs	595	135	399	534	11.4
Depreciation and amortization	626	177	380	557	12.4
Distribution expenses	688	156	474	630	9.2
Aircraft rent	686	174	689	863	(20.5)
Special charges	159	201	47	248	NM
Other operating expenses	2,042	537	1,416	1,953	4.6

Total operating expense	$15,225	$3,585	$10,068	$13,653	11.5

Operating income (loss)	$950	$(22)	$720	$698	36.1
Nonoperating expense	(387)	(77)	(278)	(355)	9.0

Total revenues increased 12.7% in 2011 as compared to the combined 2010 period, primarily due to higher passenger fares driven by improving global economic conditions and an increased demand for air travel. Continental’s capacity increased approximately 1.9% while its traffic remained flat. PRASM increased approximately 11.7%. Continental’s year-over-year improvement in Yield of approximately 13.1% is driven primarily by increases in its domestic and Latin markets. Additionally, the Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $19 million in connection with a modification to its Chase Co-Brand Agreement.

Aircraft fuel expense increased 37.2% in 2011 as compared to the combined 2010 period, primarily due to an increase in the prices of aircraft fuel. Continental had fuel hedge gains of $86 million in 2011 as compared to fuel hedge losses of $9 million in 2010. Continental’s fuel purchase cost, without hedge impacts, increased approximately 39.8% in 2011 as compared to 2010, which is relatively consistent with UAL’s unhedged cost of fuel summarized in the tables above.

Aircraft maintenance materials and outside repairs increased by $61 million, or 11.4%, in 2011 as compared to the combined 2010 period, primarily due to increased rates on aircraft engine maintenance and the expiration of warranty coverage on certain aircraft parts.

Continental’s depreciation and amortization expense increased by $69 million, or 12.4%, in 2011 as compared to the combined 2010 period, primarily due to increased expense associated with recording Continental’s assets at fair value as of the Merger closing date.

Aircraft rent decreased $177 million, or 20.5%, in 2011 as compared to the combined 2010 period, primarily due to the amortization of a lease fair value adjustment which was recorded as part of acquisition accounting.

Liquidity and Capital Resources

As of December 31, 2011, UAL had $7.8 billion in unrestricted cash, cash equivalents and short-term investments, which is $918 million lower than at December 31, 2010. The Company also has a $500 million undrawn Credit and Guaranty Agreement (the “Revolving Credit Facility”) as of December 31, 2011. At December 31, 2011, UAL also had $569 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations that are not currently backed by cash. Restricted cash and cash equivalents at December 31, 2010 totaled $387 million. As of December 31, 2011, United had cash collateralized $194 million of letters of credit, most of which had previously been issued and collateralized under the Amended Credit Facility. As of December 31, 2011, the Company had all of its commitment capacity under its new $500 million Revolving Credit Facility available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2011, UAL had approximately $12.7 billion of debt and capital lease obligations, including $1.3 billion that are due within the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. The Company reduced debt and capital lease obligations by $2.6 billion in 2011.

As of December 31, 2011, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft, and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft. United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

As of December 31, 2011, Continental had firm commitments to purchase 82 new aircraft (57 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. Continental expects to place into service 19 Boeing 737 aircraft, of which two have been delivered prior to the filing of this report, and five Boeing 787 aircraft in 2012. Continental also has options to purchase 89 additional Boeing 737 and 787 aircraft. Continental does not have backstop financing or any other financing currently in place for the Boeing aircraft on order. Financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to Continental on acceptable terms when necessary or at all.

The Company is currently in discussions with Boeing over potential compensation related to delays in the 787 aircraft deliveries. The Company is not able to estimate the ultimate success, amount of, nature or timing of any potential recoveries from Boeing over such delays.

As of December 31, 2011, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, was pledged under various loan and other agreements. See Note 14 to the financial statements in Item 8 of this report for additional information on assets provided as collateral by the Company.

Although access to the capital markets improved in 2011 and 2010, as evidenced by our financing transactions in both years, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms, or at all. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

The following is a discussion of UAL’s sources and uses of cash from 2009 to 2011. As UAL applied the acquisition method of accounting to the Merger, UAL’s cash activities discussed below include Continental’s activities only after October 1, 2010.

Cash Flows from Operating Activities

2011 compared to 2010

UAL’s cash from operating activities increased by $501 million in 2011, as compared to 2010. Cash from operations improved due to the Company’s improved operational performance in 2011. The Company’s increased revenues were offset in part by higher cash operating expenses resulting from the Merger, including fuel and aircraft maintenance expense.

2010 compared to 2009

UAL’s cash from operating activities increased by $941 million in 2010, as compared to 2009. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses, including fuel, distribution costs and interest expense, partially offset the benefit from increased revenues. Operating cash flows in the 2009 period included the receipt of $160 million related to the relocation of UAL’s O’Hare cargo facility.

Cash Flows from Investing Activities

2011 compared to 2010

UAL’s capital expenditures were $700 million and $371 million in 2011 and 2010, respectively. Approximately half of the capital expenditures in 2011 related to aircraft upgrades across the Company’s fleet for its international premium travel product as well as various facility and ground equipment projects. Some of these capital expenditures relate to improvements to assets as a result of the Merger. Also, in 2011, the Company had purchased nine aircraft that were operated under leases for $88 million and were immediately sold to third parties upon acquisition for proceeds of $72 million.

In December 2011, United cash collateralized $194 million of its letters of credit that had previously been issued and collateralized under the Amended Credit Facility, resulting in an increase in restricted cash, as discussed in Liquidity and Capital Resources, above.

UAL increased its short-term investments, net of proceeds, by $898 million in 2011 as compared to 2010. This was primarily due to the placement of additional funds with outside money managers and movement of liquid assets from cash to short-term investments. United’s short-term investments, net of proceeds, increased by $269 million while Continental’s short-term investments, net of proceeds, increased by $629 million in 2011 as compared to 2010.

2010 compared to 2009

UAL’s capital expenditures were $371 million and $317 million in 2010 and 2009, respectively. Included in UAL’s 2010 capital expenditures are Continental’s capital expenditures in the fourth quarter of 2010. In addition to cash capital expenditures, UAL’s asset additions include Continental’s acquisition of three Boeing 737 aircraft in the fourth quarter of 2010. The proceeds of Continental’s EETC financing in the fourth quarter of 2010 (described below) were directly issued to the aircraft manufacturers; therefore, these proceeds are not presented as capital expenditures and financing proceeds in the statements of consolidated cash flows. UAL limited its spending in both 2010 and 2009 by focusing its capital resources only on its highest-value projects.

In 2009, United received $175 million from three sale-leaseback agreements. These transactions were accounted for as capital leases, resulting in an increase to capital lease assets and capital lease obligations during 2009.

Cash Flows from Financing Activities

Significant financing events in 2011 were as follows:

•

The Company entered into a new $500 million Revolving Credit Facility with a syndicate of banks, led by Citibank, N.A., as administrative agent. The facility was undrawn at December 31, 2011 and has an expiration date of January 30, 2015. It is secured by take-off and landing slots at Newark Liberty, LaGuardia and Washington Reagan and certain other assets of United and Continental. The Company terminated its prior $255 million revolver under the Amended Credit Facility on December 21, 2011. As of December 31, 2011, United had cash collateralized $194 million of letters of credit, most of which had previously been issued and collateralized under the Amended Credit Facility. As of December 31, 2011, the Company had all of its commitment capacity under its new $500 million Revolving Credit Facility available for letters of credit or borrowings;

•

During 2011, UAL made debt and capital lease payments of $2.6 billion. These payments include $150 million related to UAL’s 5% Senior Convertible Notes and $570 million related to UAL’s 4.5% Senior Limited-Subordination Convertible Notes; and

•

Continental received $239 million in 2011 from its December 2010 pass-through trust financing. The proceeds were used to fund the acquisition of new aircraft and in the case of the currently owned aircraft, for general corporate purposes.

Significant financing events in 2010 were as follows:

•

In January 2010, United issued $500 million of the United Senior Secured Notes due 2013 and $200 million of the United Senior Second Lien Notes due 2013, which are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes;

•

In January 2010, United issued the remaining $1.3 billion in principal amount of the equipment notes relating to the Series 2009-1 and 2009-2 EETCs. Issuance proceeds of approximately $1.1 billion were used to repay the Series 2000-2 and 2001-1 EETCs and the remaining proceeds were used for general corporate purposes;

•

In December 2010, Continental issued approximately $427 million of Series 2010-1 Class A and Class B pass-through certificates through two pass-through trusts. In December 2010, Continental issued $188 million in principal amount of equipment notes relating to its December 2010 pass-through trust financing. Continental used $90 million of the proceeds for general corporate purposes and $98 million of the proceeds to purchase three new Boeing 737 aircraft. The proceeds used to purchase the three new Boeing 737 aircraft were accounted for as a noncash investing and financing activity; and

•

In 2010, United acquired six aircraft through the exercise of its lease purchase options. Aircraft lease deposits of $236 million provided financing cash that was primarily utilized by United to make the final payments due under these capital lease obligations.

Significant financing events in 2009 for UAL and United were as follows:

•	$322 million from multiple financings by United that are secured by certain aircraft spare parts, aircraft and spare engines;

•	$345 million from UAL’s issuance of 6% Senior Convertible Notes due 2029;

•	$161 million from United’s partial issuance of equipment notes related to the Series 2009-1 and Series 2009-2 EETCs described above in 2010 financing activities; and

•

$222 million in net proceeds from the issuance of UAL common stock, consisting of $90 million from the completion of UAL’s equity offering program that began in 2008 and $132 million, net of fees, from the issuance of 19.0 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share.

The proceeds from these transactions were partially offset by $984 million used for scheduled long-term debt and capital lease payments during 2009, as well as $49 million used for payment of various costs associated with such transactions.

For additional information regarding these matters and other liquidity events, see Notes 5, 14 and 15 to the financial statements in Item 8 of this report.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements contained in Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Pension and other postretirement benefit obligations	Note 9
Investment in student loan-related auction rate securities	Note 12
Fuel hedges	Note 13
Long-term debt and related covenants	Note 14
Operating leases	Note 15
Regional capacity purchase agreements	Note 15
Guarantees and indemnifications, credit card processing agreements, and environmental liabilities	Note 17

Debt Covenants. Certain of the Company’s financing agreements have covenants that impose certain operating and financial restrictions, as applicable, on the Company, on United and its material subsidiaries, or on Continental and its subsidiaries. Among other covenants, the Amended Credit Facility requires UAL, United and certain of United’s material subsidiaries who are guarantors under the Amended Credit Facility to maintain a minimum unrestricted cash balance (as defined in the Amended Credit Facility) of $1.0 billion at all times; a minimum ratio of collateral value to debt obligations (that may increase if a specified dollar value of the route collateral is released); and a minimum fixed charge coverage ratio of 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter. The Revolving Credit Facility requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Revolving Credit Facility of 1.67 to 1.0. Among other covenants, the indentures governing the Senior Notes require the issuer to maintain a minimum ratio of collateral value to debt obligations as of certain reference periods. If the value of the collateral underlying that issuer’s Senior Notes declines such that the issuer no longer maintains the minimum required ratio of collateral value to debt obligations, the issuer may be required to pay additional interest at the rate of 2% per annum, provide additional collateral to secure the noteholders’ lien or repay a portion of the Senior Notes. A breach of certain of the covenants or restrictions contained in the Amended Credit Facility, the Revolving Credit Facility or the indentures governing the Senior Notes could result in a default and a subsequent acceleration of the applicable debt obligations. The indentures governing the United Senior Notes contain a cross-acceleration provision pursuant to which a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under such indentures. The Revolving Credit Facility includes events of default customary for similar financings. In addition, the Amended Credit Facility and the Revolving Credit Facility contain cross-default and/or cross-acceleration provisions pursuant to which default and/or acceleration of certain other material indebtedness of the Company could result in a default under the Amended Credit Facility, the Revolving Credit Facility, or both.

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

The table below provides a summary of UAL’s material contractual obligations as of December 31, 2011 (in millions):

	2012	2013	2014	2015	2016	After 2016	Total
Long-term debt (a)	$1,186	$1,857	$2,123	$1,963	$904	$3,874	$11,907
Capital lease obligations—principal portion	125	122	118	116	109	463	1,053

Total debt and capital lease obligations	1,311	1,979	2,241	2,079	1,013	4,337	12,960
Interest on debt and capital lease obligations (b)	800	736	585	463	340	1,702	4,626
Aircraft operating lease obligations	1,688	1,597	1,518	1,243	984	2,391	9,421
Capacity purchase agreements (c)	1,653	1,568	1,403	1,261	1,022	2,855	9,762
Other operating lease obligations	1,222	998	919	795	723	5,738	10,395
Postretirement obligations (d)	147	150	156	163	170	971	1,757
Pension obligations (e)	178	180	181	185	184	1,060	1,968
Capital purchase obligations (f)	1,625	1,091	1,025	1,772	1,817	5,697	13,027

Total contractual obligations	$8,624	$8,299	$8,028	$7,961	$6,253	$24,751	$63,916

(a)	Long-term debt presented in UAL’s financial statements is net of a $225 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. Contractual long-term debt includes $93 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(b)	Includes interest portion of capital lease obligations of $103 million in 2012, $99 million in 2013, $89 million in 2014, $71 million in 2015, $64 million in 2016 and $373 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its capacity purchase agreements. See Note 15 to the financial statements in Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2021. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for Continental plans only, as the United plans are not material. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our assumptions regarding UAL’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 17 to the financial statements in Item 8 of this report for a discussion of our purchase commitments.

Contingencies

Contingent Senior Unsecured Notes

UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Notes in up to eight equal tranches of $62.5 million if a triggering event occurs (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR (as defined in the 8% Notes indenture) exceeds $3.5 billion over the prior 12 months ending June 30 or December 31 of any applicable fiscal year. The 12 month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. If any 8% Notes are issued, the Company will not receive any cash.

Financial triggering events under the 8% Notes indenture occurred at June 30, 2011 and December 31, 2011 and, as a result, UAL issued two tranches of $62.5 million of the 8% Notes to the PBGC in January 2012. These tranches will mature 15 years from their respective triggering dates with interest accruing from the triggering date at a rate of 8% per annum. The notes are payable in cash in semi-annual installments starting June 30, 2012 and will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest.

These are the first two such occurrences of UAL’s obligation to issue the 8% Notes. Since the issuance of subsequent tranches of the 8% Notes is based upon future operating results, UAL cannot predict whether future issuances will occur or the timing of any such issuances. Any future issuances of the 8% Notes could adversely impact the Company’s results of operations because of increased charges to earnings for the then fair value of the principal amount of the notes issued and increased interest expense related to the 8% Notes. Issuance of such notes could adversely impact the Company’s liquidity due to increased cash required to meet interest and principal payments.

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

Other Contingencies. Many aspects of the Company’s operations are subject to increasingly stringent federal, state and local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the U.S. and abroad, could adversely affect operations and increase operating costs in the airline industry. There are certain laws and regulations relating to climate change that apply to the Company, including the EU ETS (which is subject to international dispute), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco maintenance center). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

As of January 1, 2012, the EU ETS required the Company to ensure that by each compliance date, it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions with respect to flights to and from EU member states in the preceding calendar year. Such allowances are to be surrendered on an annual basis to the relevant government with an initial compliance date of April 30, 2013 for emissions subject to the EU ETS in 2012. For 2012, the Company estimates it will receive from the United Kingdom allowances equal to approximately 80% of the Company’s carbon emissions relative to the 2010 base year, leaving a remaining amount that will need to be purchased by the Company. The amount of such allowances provided by the United Kingdom is expected to decrease in the future, potentially leaving a greater amount of allowances that may be required to be purchased. Additionally, any increase in emissions would require the purchase of additional carbon allowances by the Company. As the scheme continues to be the subject of international dispute, it is unclear whether or not the inclusion of aviation in the EU ETS will be sustained. Management continues to evaluate what the impact would be for the Company in 2012.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company’s primary off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above, and certain municipal bond obligations, as discussed below. As of December 31, 2011, the Company had cash collateralized $194 million of letters of credit, most of which had previously been issued and collateralized under the Amended Credit Facility, and $163 million of performance bonds. Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2011 in the amount of $71 million. Most of the United and Continental letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the bonds have expiration dates through 2015.

As of December 31, 2011, United and Continental are the guarantors of approximately $270 million and $1.6 billion, respectively, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases and are not recorded in United’s and Continental’s financial statements. The leasing arrangements associated with a minority of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia (which lease agreement was assigned by US Airways to Delta Air Lines, Inc. (“Delta”)). These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $79 million at December 31, 2011, and a final scheduled maturity in 2015. If both US Airways and Delta default on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ and Delta’s interest in the lease had been terminated.

Increased Cost Provisions. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2011, UAL had $2.9 billion of floating rate debt (consisting of United’s $2.1 billion and Continental’s $820 million of debt) and $405 million of fixed rate debt (consisting of United’s $205 million and Continental’s $200 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate balance of $3.3 billion (consisting of United’s $2.3 billion and Continental’s $964 million balance), we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2011, approximately $1.4 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines have provided indirect guarantees of the debt. As of December 31, 2011, UAL’s contingent exposure was approximately $271 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2011, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $214 million and $57 million, respectively. The Company’s contingent exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which range from 2011 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

United and Continental—Cash Flows Activities—2011 Compared to 2010

United

Operating Activities

United’s cash from operating activities decreased by $379 million in 2011 as compared to 2010. This year-over-year decrease was primarily due to a decrease in frequent flyer deferred revenue and advanced purchase of miles. United’s net income in 2011 was $118 million lower than 2010.

Investing Activities

United’s capital expenditures were $464 million and $318 million in 2011 and 2010, respectively. Consistent with UAL’s investing activities discussed above, United’s capital expenditures in 2011 related to aircraft upgrades across the Company’s fleet for its international premium travel product as well as various facility and ground equipment projects.

In 2011, purchases of short-term investments, net of proceeds, was $269 million. United did not have any short-term investments in 2010. This year-over-year increase was primarily due to the placement of additional funds with outside money managers and movement of liquid assets from cash to short-term investments.

Also, as of December 31, 2011, United had cash collateralized $194 million of letters of credit, most of which had previously been issued and collateralized under the Amended Credit Facility, resulting in an increase in restricted cash, as discussed in Liquidity and Capital Resources, above.

Financing Activities

United’s significant financing activities in 2011 and 2010 are described in the above discussion of UAL’s financing activities in Liquidity and Capital Resources and Note 14 to the financial statements in Item 8 of this report.

Continental

Operating Activities

Continental’s cash from operating activities decreased by $411 million in 2011 as compared to the combined 2010 period. This year-over-year decrease was primarily due to a decrease in frequent flyer deferred revenue and advanced purchase of miles, a decrease in receivables and a decrease in advance ticket sales.

Investing Activities

Continental’s capital expenditures were $236 million and $300 million in 2011 and 2010, respectively. In addition, Continental acquired aircraft in both 2011 and 2010 with proceeds from financings that were delivered directly to the manufacturer. See Note 18 to the financial statements in Item 8 of this report for information related to these non-cash financing and investing activities.

In 2011, purchases of short-term investments, net of proceeds, was $629 million, as compared to $273 million in 2010. This year-over-year variance was primarily due to investment of higher cash balances and more funds being placed with outside money managers and moving liquid assets from cash to short-term investments.

Financing Activities

Continental’s significant financing activities in 2011 and 2010 are described in the above discussion of UAL’s financing activities in Liquidity and Capital Resources and Note 14 to the financial statements in Item 8 of this report.

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

Passenger Revenue Recognition. The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United and Continental as passenger revenues when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is collected. The fare on the changed ticket, including any additional collection, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. The Company records an estimate of breakage revenue for tickets that will expire in twelve months without usage. These estimates are based on the evaluation of actual historical results. The Company recognizes cargo and other revenue as service is provided. See separate discussion in Frequent Flyer Accounting, below.

Frequent Flyer Accounting. United and Continental have frequent flyer programs that are designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty programs. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles. The adoption of Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) resulted in the revision of this accounting, effective January 1, 2011.

Under the Company’s prior accounting policy, the Company estimated the weighted average equivalent ticket value by assigning a fair value to the miles that were issued in connection with the sale of air transportation. The equivalent ticket value is a weighted average ticket value of each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. The fair value of the miles was deferred and the residual amount of ticket proceeds was recognized as passenger revenue at the time the air transportation was provided.

The Company began applying the new guidance in 2011 and determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The estimated selling price of miles is computed using an estimated weighted average equivalent ticket value that is adjusted by a sales discount that considers a number of factors, including ultimate fulfillment expectations associated with miles sold in flight transactions to various customer groups.

Generally, as compared to the historical accounting policy, the new accounting policy decreases the value of miles that the Company records as deferred revenue and increases the passenger revenue recorded at the time air transportation is provided. The application of the new accounting method to passenger ticket transactions resulted in the following estimated increases to revenue (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Operating revenue	$340	$215	$125
Per basic share	1.03	NM	NM
Per diluted share	0.89	NM	NM

United and Continental also each had significant contracts to sell frequent flyer miles to their co-branded credit card partner, Chase. In June 2011, these contracts were modified and the Company entered into The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011, (the “Co-Brand Agreement”) with Chase.

The Company historically had two primary revenue elements, marketing and air transportation, in the case of miles sold to non- airline third parties. The Company applied the material modification provisions of ASU 2009-13 to the Co-Brand Agreement in June 2011 when the contract was amended. After the adoption of ASU 2009-13, the Company identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

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

The estimated selling price of miles calculated is generally consistent with the methodology as described above in Passenger Revenue Recognition.

Under accounting prior to the adoption of ASU 2009-13, the Company used an equivalent ticket value to determine the fair value of miles. The new guidance changed the allocation of arrangement consideration to the number of units of accounting; however, the pattern and timing of revenue recognition for those units did not change. The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned. Pending new or materially modified contracts after January 1, 2011, certain other non-airline partners who participate in the loyalty programs and to which we sell miles remain subject to our historical residual accounting method.

The application of the new accounting standard decreases the value of the air transportation deliverable related to the Co-Brand Agreement that the Company records as deferred revenue (and ultimately passenger revenue when redeemed awards are flown) and increases the value primarily of the marketing-related deliverables recorded in other revenue at the time these marketing-related deliverables are provided. The annual impact of this accounting change on operating revenue will decrease over time. Our ability to project the annual decline for each year is significantly impacted by credit card sales volumes, frequent flyer redemption patterns and other factors. Excluding the effects disclosed in the “Special Revenue Item” section below, the impact of adoption of ASU 2009-13 resulted in the following estimated increases to revenue (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Operating revenue	$260	$180	$80
Per basic share	0.79	NM	NM
Per diluted share	0.68	NM	NM

Effective January 1, 2012, UAL updated its estimated selling price for miles to the rate at which we sell miles to our Star Alliance partners participating in reciprocal frequent flyer programs, as the estimated selling price for miles. Management believes this change is a change in estimate, and as such, the change will be applied as a prospective change effective January 1, 2012. The estimated impact of this change is to reduce 2012 consolidated revenue by approximately $100 million.

UAL accounts for miles sold and awarded that will never be redeemed by program members, which we referred to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. During the first quarter of 2010, UAL obtained additional historical data, previously unavailable, which enabled it to refine its estimate of the amount of breakage in its population of miles, increasing the estimate of miles in the population expected to expire. Both the change in estimate and methodology have been applied prospectively effective, January 1, 2010. UAL and United estimate these changes increased passenger revenue by approximately $250 million, or $1.21 per UAL basic share ($0.99 per UAL diluted share), in the year ended December 31, 2010.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

The following table summarizes information related to the Company’s frequent flyer deferred revenue:

	UAL	United	Continental
Frequent flyer deferred revenue at December 31, 2011 (in millions)	$5,658	$3,502	$2,156
% of miles earned expected to expire or go unredeemed	24%	24%	25%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$74	$33	$41

In 2011, the Company announced that MileagePlus will be the loyalty program for the Company beginning in 2012. Moving to a single loyalty program will be a significant milestone in the integration of the two airlines. Continental’s OnePass program will formally end in the first quarter of 2012 at which point United will automatically enroll OnePass members in MileagePlus and deposit into those MileagePlus accounts award miles equal to their OnePass award miles balance. The Company currently does not expect a material impact in redemptions from merging its two loyalty programs.

Asset Impairments. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually, as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. Long-lived assets are amortized over their estimated useful lives and are reviewed for impairment whenever an indicator of impairment exists.

Goodwill as of December 31, 2011 represents the excess purchase price over the fair value of Continental’s assets acquired and liabilities assumed in the Merger. All goodwill and other purchase accounting adjustments have been pushed down to Continental’s financial statements.

Goodwill is measured for impairment by initially comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

The Company has one consolidated reporting unit. In 2011, the Company estimated the fair value of the consolidated reporting unit using both an income and a market approach. The income approach computes fair value by discounting future cash flows of the business and is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The market approach computes fair value by adding a control premium to the Company’s market capitalization. The Company’s fair value exceeded its carrying value under both approaches and no goodwill impairment was recorded in 2011.

The Company is also required to assess the goodwill recorded on the separate financial statements of Continental for impairment. The fair value of Continental was determined by allocating a percentage of the fair value of the consolidated Company (as determined and described in the paragraph above). The percentage of the consolidated fair value allocated to Continental was based on a number of measures, including revenue share, operating earnings share, available seat mile share, revenue passenger mile share and passenger share. Based on these criteria, this resulted in a fair value allocation of such assets to Continental and United of 44% and 56%, respectively. The fair value of Continental exceeded its carrying value and no goodwill impairment was recorded as of December 31, 2011.

The Company’s indefinite-lived intangible assets include certain international route authorities, take-off and landing slots at various airports, airline partner alliances, the UAL trade name and logo. The fair values of the assets for purposes of the annual impairment test were determined using the market and income approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market. We utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value the international route authorities, airline partner alliances, the UAL logo and trade name, and certain airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

In most cases, these indefinite-lived assets are separately associated with and directly assignable to each separate subsidiary. In cases where the asset is shared between separate subsidiaries, the fair value was allocated using the same method as described above for the goodwill impairment test. Any impairment charges resulting from the testing of the fair values of these indefinite-lived intangible assets are also assigned to the applicable separate subsidiary.

UAL recorded impairment charges for indefinite-lived intangible assets of $4 million and $29 million during the years ended December 31, 2011 and 2010, respectively. In 2011, Continental recorded a $4 million impairment of certain intangible assets related to foreign take-off and landing slots due to a change in our slot allocation times. In 2010, UAL recorded a $29 million impairment of its Brazil routes primarily due to the open skies agreement between the United States and Brazil which may result in a decrease in revenue from these routes. The valuation of the Brazil routes is based on an income methodology using estimated future cash flows from operation of the routes.

In 2009, using an income methodology which was based on estimated future cash flows, United recorded impairment charges of $150 million to decrease the carrying value of its tradename. The most significant impact on the estimated fair value was a significant decrease in actual and forecasted revenues due to poor global economic conditions.

Accounting for Long-Lived Assets. The net book value of operating property and equipment for UAL was $16.4 billion and $16.9 billion at December 31, 2011 and 2010, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and Continental and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically as facts and circumstances arise to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of UAL’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $45 million.

United’s aircraft impairments during 2010 and 2009 were due to aircraft that were grounded or planned to be grounded, or certain aircraft that were not operated by United. The aircraft impairments primarily related to United’s Boeing 737 fleet, which United removed from service, and five Boeing 747 aircraft, which it removed from service as part of United’s capacity reduction plans that were initiated in 2008. Fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by United in its market value determination. Several impairments of the Boeing 737 and 747 aircraft occurred from 2008 to 2010 due to the weak economy and reduced demand for these particular aircraft, among other factors.

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

Benefit Accounting. UAL’s pension plans’ under-funded status was $1.8 billion at December 31, 2011, nearly all of which is attributable to Continental’s plans. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. We estimate that our minimum funding requirements for the Continental plans during calendar year 2012 is approximately $184 million. The fair value of the plans’ assets was $1.9 billion at December 31, 2011, of which $1.7 billion is attributed to assets of Continental’s plans.

The following discussion relates only to the Continental plans, as the United plans are not material.

When calculating pension expense for 2012, Continental assumed that its plans’ assets would generate a long-term rate of return of 7.75%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The combined UAL defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2011:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	46%	10%
Fixed-income securities	29	6
Alternatives	20	7
Other	5	4

Pension expense increases as the expected rate of return on plan assets decreases. When calculating pension expense for 2012, we assume that our plans’ assets will generate a weighted-average long-term rate of return of 7.75%. Lowering the expected long-term rate of return on plan assets by an additional 50 basis points (from 7.75% to 7.25%) would increase estimated 2012 pension expense by approximately $8 million.

Future pension obligations for the Continental plans were discounted using a weighted average rate of 5.13% at December 31, 2011. UAL selected the 2011 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2011 that would provide the necessary cash flows to match the projected benefit payments.

UAL selected the 2011 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2011, that would provide the necessary cash flows to match projected benefit payments. Prior to 2011, the discount rate was selected using a cash flow matching technique where projected benefit payments were matched to a yield curve based on high quality bond yields as of the measurement date. This change increased the discount rate which lowered the present value of the liability by approximately $325 million.

This approach can result in different discount rates for different plans, depending on each plan’s projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.13% to 4.63%) would increase the pension liability at December 31, 2011 by approximately $325 million and increase the estimated 2012 pension expense by approximately $41 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Other Postretirement Benefit Accounting. United’s postretirement plan provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” Continental’s retiree medical programs permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles, and other limits as described in the plans.

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

UAL’s benefit obligation was $2.54 billion and $2.49 billion for the other postretirement benefit plans at December 31, 2011 and 2010, respectively. The year-over-year increase is due to changes in the assumptions used to value the obligation for UAL’s plan, such as the decrease in the discount rate.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. UAL determines the appropriate discount rate for each of its plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. United’s weighted average discount rate to determine its benefit obligations as of December 31, 2011 was 4.93%, as compared to 5.15% for December 31, 2010. Continental’s weighted average discount rate to determine its benefit obligations as of December 31, 2011 was 4.78%, as compared to 4.97% for December 31, 2010. The health care cost trend rate assumed by United and Continental for 2011 was 8% and 7.5%, respectively, as compared to assumed trend rate for 2012 of 7%. A 1.0% increase (decrease) in assumed health care trend rates would increase (decrease) UAL’s total service and interest cost for the year ended December 31, 2011 by $21 million and $(18) million, respectively. A one percentage point decrease in the weighted average discount rate would increase UAL’s postretirement benefit liability by approximately $308 million and increase the estimated 2011 benefits expense by approximately $21 million.

UAL selected the 2011 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2011 that would provide the necessary cash flows to match the projected benefit payments. Prior to 2011, the discount rate was selected using a cash flow matching technique where projected benefit payments were matched to a yield curve based on high quality bond yields as of the measurement date. This change increased the discount rate which lowered the present value of the liability by approximately $200 million.

Detailed information regarding the Company’s other postretirement plans, including key assumptions, is included in Note 9 to the financial statements in Item 8 of this report.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for postretirement welfare benefit plans, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. The Company’s accounting policy for postretirement welfare benefit plans is to not apply the corridor approach available under applicable GAAP with respect to amortization of amounts included in accumulated other comprehensive income. Under the corridor approach, amortization of any gain or loss in accumulated other comprehensive income is required only if, at the beginning of the year, the accumulated gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of assets. If amortization is required, the minimum amount outside the corridor divided by the average remaining service period of active employees is recognized as expense. The corridor approach is intended to reduce volatility of amounts recorded in postretirement welfare benefit plan expense each year. Since the Company has elected not to apply the corridor approach, all gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2011 and 2010, UAL had unrecognized actuarial gains for postretirement welfare benefit plans of $33 million and $24 million, respectively, recorded in accumulated other comprehensive income.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Prior to 2011, the Company was in a cumulative three-year loss position, which we weighted as a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Although the Company was no longer in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of financial losses in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still needed on net deferred assets. If UAL achieves significant profitability in 2012, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

Forward-Looking Information

Certain statements throughout Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected Merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A, Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our net income (loss) is affected by fluctuations in interest rates (e.g. interest expense on variable-rate debt and interest income earned on short-term investments). The Company’s policy is to manage interest rate risk through a combination of fixed and variable rate debt and by entering into swap agreements, depending upon market conditions. The following table summarizes information related to the Company’s interest rate market risk at December 31 (in millions):

	2011			2010
	UAL	United	Continental	UAL	United	Continental
Variable rate debt
Carrying value of variable rate debt at December 31	$3,280	$2,109	$1,171	$3,758	$2,400	$1,358
Impact of 100 basis point increase on projected interest expense for the following year	31	20	11	37	24	13

Fixed rate debt
Carrying value of fixed rate debt at December 31	8,402	3,636	4,357	10,087	4,626	5,043
Fair value of fixed rate debt at December 31	8,996	3,717	4,420	11,292	5,026	5,284
Impact of 100 basis point increase in market rates on fair value	(272)	(110)	(159)	(369)	(159)	(206)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2011 levels, a 100 basis point increase in interest rates would result in a corresponding increase in UAL, United and Continental interest income of approximately $63 million, $37 million and $26 million, respectively, during 2012.

Commodity Price Risk (Aircraft Fuel). Our results of operations and liquidity are significantly impacted by changes in the price of aircraft fuel.

To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company uses fixed price swaps, purchased call options, collars or other such commonly used financial hedge instruments. These hedge instruments are based directly on aircraft fuel or closely related commodities like heating oil, diesel fuel and crude oil. The Company strives to maintain fuel hedging levels and exposure such that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors.

Some hedge instruments may result in losses if the underlying commodity prices drop below specified floors or swap prices. However, the negative impact of these losses may be outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges a portion of its future fuel requirements, and uses swaps or sold puts (as a part of a collar) on only a portion of the fuel requirement that it does hedge. The Company does not enter into hedge instruments for trading purposes.

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of fuel and hedging (in millions, except percentages):

	UAL	United	Continental
Fuel Costs
In 2011, fuel cost as a percent of total operating expenses (a)	37%	37%	36%
Impact of $1 increase in price per barrel of aircraft fuel on annual fuel expense (b)	$95	$54	$41

Fuel Hedges
Asset fair value at December 31, 2011 (c)	$73	$44	$29
Impact of 10% decrease in forward prices of aircraft fuel, crude oil and heating oil on the value of fuel hedges (d)	$(155)	$(97)	$(58)

(a)	Includes related taxes and excludes hedging impacts and special charges. In 2010, UAL’s, United’s and Continental’s fuel cost was 31%, 31%, and 29% of total operating expense, respectively.
(b)	Based on 2012 projected fuel consumption.
(c)	As of December 31, 2010, the net fair value of UAL’s, United’s and Continental’s fuel hedges was $375 million, $277 million and $98 million, respectively.
(d)	Based on fuel hedge positions at December 31, 2011, as summarized in the table below.

As of December 31, 2011, our projected fuel requirements for 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	11%	$3.13	11%	$2.52
Heating oil call options	7	3.22	N/A	N/A
Brent crude oil collars	6	2.74	6	1.91
Diesel fuel collars	4	3.12	4	2.35
Aircraft fuel swaps	1	2.90	1	2.90
WTI crude oil call options	1	2.37	N/A	N/A
WTI crude oil swaps	1	2.25	1	2.25

Total	31%		23%

(a)	Represents a hedge of approximately 47% of UAL’s expected first quarter consumption with decreasing hedge coverage later throughout 2012.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro and

Japanese yen. At times, the Company uses derivative financial instruments to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2011 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $235 million for the year ending December 31, 2012. This sensitivity analysis was prepared based upon projected 2012 foreign currency-denominated revenues and expenses as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2011 and 2010. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for frequent flyer award breakage in 2010.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

Chicago, Illinois

We have audited the accompanying statements of consolidated operations, consolidated comprehensive income (loss), consolidated stockholders’ equity (deficit), and consolidated cash flows of United Continental Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009. Our audit also included the financial statement schedule for 2009 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of United Continental Holdings, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 (Reclassifications) to the consolidated financial statements, the accompanying 2009 financial statements have been retrospectively adjusted for the reclassifications.

As discussed in Note 10 to the consolidated financial statements, the disclosures in the accompanying 2009 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
Chicago, Illinois

February 25, 2010, except for Note 2 (Reclassifications) and Note 10, as to which the date is February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of United Air Lines, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s deficit for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2011 and 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for frequent flyer award breakage in 2010.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

United Air Lines, Inc.

Chicago, Illinois

We have audited the accompanying statements of consolidated operations, consolidated comprehensive income (loss), consolidated stockholder’s deficit, and consolidated cash flows of United Air Lines, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009. Our audit also included the financial statement schedule for 2009 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of United Air Lines, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 (Reclassifications) to the consolidated financial statements, the accompanying 2009 financial statements have been retrospectively adjusted for the reclassifications.

As discussed in Note 10 to the consolidated financial statements, the disclosures in the accompanying 2009 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
Chicago, Illinois

February 25, 2010, except for Note 2 (Reclassifications) and Note 10, as to which the date is February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010 (Successor), and the related statements of consolidated operations, comprehensive income (loss), cash flow, and stockholder’s equity for the year ended December 31, 2011 (Successor), the period from October 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to September 30, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and December 31, 2010 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 (Successor), the period from October 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to September 30, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2012

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenue:
Passenger—Mainline	$25,975	$16,019	$11,313
Passenger—Regional	6,536	4,217	2,884

Total passenger revenue	32,511	20,236	14,197
Cargo	1,167	832	536
Special revenue item	107	—	—
Other operating revenue	3,325	2,257	1,602

	37,110	23,325	16,335

Operating expense:
Aircraft fuel	12,375	6,687	4,204
Salaries and related costs	7,652	5,002	3,919
Regional capacity purchase	2,403	1,812	1,523
Landing fees and other rent	1,928	1,307	1,011
Aircraft maintenance materials and outside repairs	1,744	1,115	965
Depreciation and amortization	1,547	1,079	917
Distribution expenses	1,435	912	670
Aircraft rent	1,009	500	346
Special charges	592	669	374
Other operating expenses	4,603	3,266	2,567

	35,288	22,349	16,496

Operating income (loss)	1,822	976	(161)

Nonoperating income (expense):
Interest expense	(949)	(798)	(577)
Interest capitalized	32	15	10
Interest income	20	15	19
Miscellaneous, net	(80)	45	41

	(977)	(723)	(507)

Income (loss) before income taxes	845	253	(668)
Income tax expense (benefit)	5	—	(17)

Net income (loss)	$840	$253	$(651)

Earnings (loss) per share, basic	$2.54	$1.22	$(4.32)

Earnings (loss) per share, diluted	$2.26	$1.08	$(4.32)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$840	$253	$(651)

Other comprehensive income (loss), net:
Net change related to employee benefit plans	(464)	95	(73)
Net change in gains (losses) on financial instruments	(340)	257	15

	(804)	352	(58)

Total comprehensive income (loss), net	$36	$605	$(709)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$6,246	$8,069
Short-term investments	1,516	611

Total unrestricted cash, cash equivalents and short-term investments	7,762	8,680
Restricted cash	40	37
Receivables, less allowance for doubtful accounts (2011—$7; 2010—$6)	1,358	1,613
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011—$89; 2010—$64)	615	466
Deferred income taxes	615	591
Prepaid expenses and other	607	658

	10,997	12,045

Operating property and equipment:
Owned—
Flight equipment	15,786	15,181
Other property and equipment	3,126	2,890

	18,912	18,071
Less—Accumulated depreciation and amortization	(4,005)	(2,858)

	14,907	15,213

Purchase deposits for flight equipment	382	230

Capital leases—
Flight equipment	1,458	1,741
Other property and equipment	237	217

	1,695	1,958
Less—Accumulated amortization	(565)	(456)

	1,130	1,502

	16,419	16,945

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011—$670; 2010—$504)	4,750	4,917
Restricted cash	529	350
Other, net	770	818

	10,572	10,608

	$37,988	$39,598

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010
Current liabilities:
Advance ticket sales	$3,114	$2,998
Frequent flyer deferred revenue	2,405	2,582
Accounts payable	1,998	1,805
Accrued salaries and benefits	1,509	1,470
Current maturities of long-term debt	1,186	2,411
Current maturities of capital leases	125	252
Other	1,057	1,127

	11,394	12,645

Long-term debt	10,496	11,434
Long-term obligations under capital leases	928	1,036

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,253	3,491
Postretirement benefit liability	2,407	2,344
Pension liability	1,862	1,473
Advanced purchase of miles	1,711	1,159
Deferred income taxes	1,603	1,585
Lease fair value adjustment, net	1,133	1,371
Other	1,395	1,333

	13,364	12,756

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 330,906,192 and 327,922,565 shares at December 31, 2011 and 2010, respectively	3	3
Additional capital invested	7,114	7,071
Retained deficit	(4,863)	(5,703)
Stock held in treasury, at cost	(31)	(31)
Accumulated other comprehensive income (loss)	(417)	387

	1,806	1,727

	$37,988	$39,598

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$840	$253	$(651)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities—
Depreciation and amortization	1,547	1,079	917
Special charges, non-cash portion	46	166	374
Proceeds from lease amendment	—	—	160
Debt and lease discount amortization	(186)	28	97
Deferred income taxes	(6)	(10)	(16)
Share-based compensation	17	14	21
Other operating activities	77	86	74

Changes in operating assets and liabilities, net of Merger—
Increase (decrease) in other liabilities	220	265	(217)
(Increase) decrease in other assets	(181)	59	(25)
Increase in accounts payable	177	255	94
Increase (decrease) in advance ticket sales	115	(205)	(38)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(110)	(67)	123
(Increase) decrease in receivables	(87)	(33)	105
(Increase) decrease in fuel hedge collateral	(59)	10	955
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	(2)	7	(1,007)

Net cash provided by operating activities	2,408	1,907	966

Cash Flows from Investing Activities:
Increase in short-term and other investments, net	(898)	(84)	—
Capital expenditures	(700)	(371)	(317)
(Increase) decrease in restricted cash, net	(185)	68	(19)
Aircraft purchase deposits paid, net	(140)	(45)	—
Proceeds from sale of property and equipment	123	48	77
Increase in cash from acquisition of Continental	—	3,698	—
Proceeds from asset sale-leasebacks	—	—	175
Other, net	1	6	4

Net cash provided by (used in) investing activities	(1,799)	3,320	(80)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,367)	(2,023)	(794)
Principal payments under capital leases	(250)	(484)	(190)
Proceeds from issuance of long-term debt	152	2,086	907
Proceeds from exercise of stock options	26	21	—
Decrease in aircraft lease deposits	15	236	23
Increase in deferred financing costs	(8)	(33)	(49)
Purchases of treasury stock	—	(3)	(2)
Proceeds from sale of common stock	—	—	222

Net cash provided by (used in) financing activities	(2,432)	(200)	117

Net increase (decrease) in cash and cash equivalents	(1,823)	5,027	1,003
Cash and cash equivalents at beginning of year	8,069	3,042	2,039

Cash and cash equivalents at end of year	$6,246	$8,069	$3,042

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	140	$1	$2,919	$(26)	$(5,308)	$93	$(2,321)

Net loss	—	—	—	—	(651)	—	(651)
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Issuance of common stock	26	1	206	—	—	—	207
Share-based compensation	—	—	11	—	—	—	11
Other	2	—	—	—	3	—	3
Treasury stock acquisitions	—	—	—	(2)	—	—	(2)

Balance at December 31, 2009	168	2	3,136	(28)	(5,956)	35	(2,811)

Net income	—	—	—	—	253	—	253
Other comprehensive income	—	—	—	—	—	352	352
Shares issued in exchange for Continental common stock	148	1	3,501	—	—	—	3,502
Equity component of Continental convertible debt assumed in Merger	—	—	157	—	—	—	157
Shares issued in exchange for redemption of Continental convertible debt	9	—	164	—	—	—	164
Fair value of Continental stock options related to Merger	—	—	78	—	—	—	78
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	3	—	21	—	—	—	21
Treasury stock acquisitions	—	—	—	(3)	—	—	(3)

Balance at December 31, 2010	328	3	7,071	(31)	(5,703)	387	1,727

Net income	—	—	—	—	840	—	840
Other comprehensive loss	—	—	—	—	—	(804)	(804)
Share-based compensation	—	—	17	—	—	—	17
Proceeds from exercise of stock options	3	—	26	—	—	—	26

Balance at December 31, 2011	331	$3	$7,114	$(31)	$(4,863)	$(417)	$1,806

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating revenue:
Passenger—Mainline	$14,153	$13,412	$11,313
Passenger—Regional	3,935	3,658	2,884

Total passenger revenue	18,088	17,070	14,197
Cargo	718	714	536
Special revenue item	88	—	—
Other operating revenue	2,261	1,994	1,626

	21,155	19,778	16,359

Operating expense:
Aircraft fuel	7,080	5,700	4,204
Salaries and related costs	4,172	4,212	3,919
Regional capacity purchase	1,574	1,610	1,523
Landing fees and other rent	1,028	1,077	1,011
Aircraft maintenance materials and outside repairs	1,160	980	965
Depreciation and amortization	921	903	917
Distribution expenses	748	756	670
Aircraft rent	323	326	349
Special charges	433	468	374
Other operating expenses	2,829	2,728	2,564

	20,268	18,760	16,496

Operating income (loss)	887	1,018	(137)

Nonoperating income (expense):
Interest expense	(595)	(695)	(577)
Interest capitalized	15	11	10
Interest income	10	11	19
Miscellaneous, net	(33)	42	41

	(603)	(631)	(507)

Income (loss) before income taxes	284	387	(644)
Income tax expense (benefit)	3	(12)	(16)

Net income (loss)	$281	$399	$(628)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$281	$399	$(628)

Other comprehensive income (loss), net:
Net change related to employee benefit plans	29	(148)	(73)
Net change in gains (losses) on financial instruments	(248)	204	15

	(219)	56	(58)

Total comprehensive income (loss), net	$62	$455	$(686)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$3,458	$4,665
Short-term investments	275	—

Total unrestricted cash, cash equivalents and short-term investments	3,733	4,665
Restricted cash	40	37
Receivables, less allowance for doubtful accounts (2011—$5; 2010—$5)	763	1,004
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011—$73; 2010—$61)	340	321
Deferred income taxes	348	373
Receivables from related parties	228	135
Prepaid expenses and other	447	366

	5,899	6,901

Operating property and equipment:
Owned—
Flight equipment	9,135	8,718
Other property and equipment	2,260	2,086

	11,395	10,804
Less—Accumulated depreciation and amortization	(3,359)	(2,717)

	8,036	8,087

Purchase deposits for flight equipment	57	51

Capital leases—
Flight equipment	1,458	1,741
Other property and equipment	67	49

	1,525	1,790
Less—Accumulated amortization	(548)	(453)

	977	1,337

	9,070	9,475

Other assets:
Intangibles, less accumulated amortization (2011—$534; 2010—$473)	2,283	2,343
Restricted cash	393	190
Other, net	600	719

	3,276	3,252

	$18,245	$19,628

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S DEFICIT	2011	2010
Current liabilities:
Advance ticket sales	$1,652	$1,536
Frequent flyer deferred revenue	1,484	1,703
Accounts payable	1,109	907
Accrued salaries and benefits	988	938
Current maturities of long-term debt	615	1,546
Current maturities of capital leases	122	249
Payables to related parties	104	63
Other	853	950

	6,927	7,892

Long-term debt	5,130	5,480
Long-term obligations under capital lease	735	858

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,018	2,321
Postretirement benefit liability	2,115	2,091
Pension liability	92	101
Advanced purchase of miles	1,442	1,159
Deferred income taxes	707	731
Other	983	972

	7,357	7,375

Commitments and contingencies

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2011 and 2010	—	—
Additional capital invested	3,432	3,421
Retained deficit	(5,208)	(5,489)
Accumulated other comprehensive income (loss)	(128)	91

	(1,904)	(1,977)

	$18,245	$19,628

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$281	$399	$(628)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities—
Depreciation and amortization	921	903	917
Special charges, non-cash portion	36	166	374
Proceeds from lease amendment	—	—	160
Debt and lease discount amortization	56	93	97
Deferred income taxes	—	(12)	(16)
Share-based compensation	9	13	21
Other operating activities	77	83	48

Changes in operating assets and liabilities—
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(235)	(126)	123
Increase in accounts payable	241	221	94
Increase (decrease) in other liabilities	200	262	(213)
Increase (decrease) in advance ticket sales	116	44	(38)
Increase in other current assets	(129)	(103)	(19)
(Increase) decrease in receivables	(123)	(160)	110
(Increase) decrease in fuel hedge collateral	(59)	10	955
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	27	4	(1,007)

Net cash provided by operating activities	1,418	1,797	978

Cash Flows from Investing Activities:
Capital expenditures	(464)	(318)	(317)
(Increase) decrease in short-term and other investments, net	(269)	18	—
(Increase) decrease in restricted cash, net	(210)	68	(24)
Proceeds from sale of property and equipment	15	40	77
Aircraft purchase deposits paid, net	(6)	(42)	—
Proceeds from asset sale-leasebacks	—	—	175
Other, net	2	7	3

Net cash used in investing activities	(932)	(227)	(86)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,456)	(1,667)	(793)
Principal payments under capital leases	(246)	(482)	(190)
Decrease in aircraft lease deposits	15	236	23
Increase in deferred financing costs	(8)	(33)	(49)
Proceeds from exercise of stock options	2	9	—
Proceeds from issuance of long-term debt	—	1,995	562
Capital contribution from parent	—	—	559
Other, net	—	1	(1)

Net cash provided by (used in) financing activities	(1,693)	59	111

Net increase (decrease) in cash and cash equivalents	(1,207)	1,629	1,003
Cash and cash equivalents at beginning of year	4,665	3,036	2,033

Cash and cash equivalents at end of year	$3,458	$4,665	$3,036

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S DEFICIT

(In millions)

	Common Stock	Additional Capital Invested	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	—	$2,831	$(5,260)	$93	$(2,336)

Net loss	—	—	(628)	—	(628)
Other comprehensive loss	—	—	—	(58)	(58)
Capital contributions from parent	—	559	—	—	559
Share-based compensation	—	11	—	—	11

Balance at December 31, 2009	—	3,401	(5,888)	35	(2,452)

Net income	—	—	399	—	399
Other comprehensive income	—	—	—	56	56
Share-based compensation	—	12	—	—	12
Parent Company contribution related to stock plans	—	8	—	—	8

Balance at December 31, 2010	—	3,421	(5,489)	91	(1,977)

Net income	—	—	281	—	281
Other comprehensive loss	—	—	—	(219)	(219)
Share-based compensation	—	9	—	—	9
Parent Company contribution related to stock plans	—	2	—	—	2

Balance at December 31, 2011	—	$3,432	$(5,208)	$(128)	$(1,904)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Operating revenue:
Passenger—Mainline	$11,816	$2,605	$7,777	$9,024
Passenger—Regional	2,601	560	1,726	2,016

Total passenger revenue	14,417	3,165	9,503	11,040
Cargo	448	119	328	366
Special revenue item	19	—	—	—
Other operating revenue	1,291	279	957	1,217

	16,175	3,563	10,788	12,623

Operating expense:
Aircraft fuel	5,294	986	2,872	3,401
Salaries and related costs	3,405	786	2,527	3,137
Regional capacity purchase	830	202	608	826
Landing fees and other rent	900	231	656	841
Aircraft maintenance materials and outside repairs	595	135	399	597
Depreciation and amortization	626	177	380	494
Distribution expenses	688	156	474	537
Aircraft rent	686	174	689	934
Special charges	159	201	47	145
Other operating expenses	2,042	537	1,416	1,855

	15,225	3,585	10,068	12,767

Operating income (loss)	950	(22)	720	(144)

Nonoperating income (expense):
Interest expense	(342)	(86)	(288)	(367)
Interest capitalized	17	4	17	33
Interest income	10	3	6	12
Miscellaneous, net	(72)	2	(13)	27

	(387)	(77)	(278)	(295)

Income (loss) before income taxes	563	(99)	442	(439)
Income tax expense (benefit)	(6)	(4)	1	(157)

Net income (loss)	$569	$(95)	$441	$(282)

Earnings (loss) per share, basic			$3.16	$(2.18)

Earnings (loss) per share, diluted			$2.81	$(2.18)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Net income (loss)	$569	$(95)	$441	$(282)

Other comprehensive income (loss):
Net change related to employee benefit plans	(493)	243	82	305
Net change in gains (losses) on financial instruments	(94)	53	11	424
Tax expense on other comprehensive income (loss)	—	(6)	—	(158)

	(587)	290	93	571

Total comprehensive income (loss), net	$(18)	$195	$534	$289

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$2,782	$3,398
Short-term investments	1,241	611

Total cash, cash equivalents and short-term investments	4,023	4,009
Receivables, less allowance for doubtful accounts (2011—$2; 2010—$1)	595	609
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2011—$16; 2010—$3)	275	246
Deferred income taxes	267	225
Receivables from related parties	—	3
Prepaid expenses and other	165	185

	5,325	5,277

Operating property and equipment:
Owned—
Flight equipment	6,651	6,463
Other property and equipment	866	804

	7,517	7,267
Less—Accumulated depreciation and amortization	(646)	(141)

	6,871	7,126

Purchase deposits for flight equipment	324	178

Capital leases—other property and equipment	170	168
Less—Accumulated amortization	(17)	(3)

	153	165

	7,348	7,469

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2011—$136; 2010—$31)	2,469	2,575
Restricted cash	135	160
Other, net	364	375

	7,491	7,633

	$20,164	$20,379

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2011	2010
Current liabilities:
Advance ticket sales	$1,462	$1,463
Frequent flyer deferred revenue	921	879
Accounts payable	894	902
Accrued salaries and benefits	521	532
Current maturities of long-term debt	571	865
Current maturities of capital leases	3	3
Payables to related parties	11	—
Other	279	236

	4,662	4,880

Long-term debt	4,957	5,536
Long-term obligation under capital leases	193	178

Other liabilities and deferred credits:
Frequent flyer deferred revenue	1,235	1,170
Postretirement benefit liability	292	253
Pension liability	1,770	1,372
Advanced purchase of miles	270	—
Deferred income taxes	820	784
Lease fair value adjustment, net	1,133	1,374
Other	507	522

	6,027	5,475

Commitments and contingencies

Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2011 and 2010	—	—
Additional capital invested	4,148	4,115
Retained earnings (deficit)	474	(95)
Accumulated other comprehensive income (loss)	(297)	290

	4,325	4,310

	$20,164	$20,379

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$569	$(95)	$441	$(282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	626	177	380	494
Special charges, non-cash portion	10	—	18	145
Debt and lease discount amortization	(242)	(64)	8	15
Deferred income taxes	(6)	(6)	—	(158)
Share-based compensation	9	1	10	9
Other operating activities	25	(10)	10	11
Changes in operating assets and liabilities, net of Merger—
Increase in frequent flyer deferred revenue and advanced purchase of miles	125	59	141	24
(Increase) decrease in other current assets	(71)	56	(176)	71
(Increase) decrease in receivables	(54)	5	(188)	442
Increase (decrease) in other liabilities	40	1	230	(275)
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	(29)	4	(11)	(81)
Increase (decrease) in accounts payable	(12)	213	44	(3)
Increase (decrease) in advance ticket sales	(1)	(248)	400	(50)

Net cash provided by operating activities	989	93	1,307	362

Cash Flows from Investing Activities:
(Increase) decrease in short-term and other investments, net	(629)	(102)	(171)	180
Capital expenditures	(236)	(54)	(246)	(381)
Aircraft purchase deposits refunded (paid), net	(134)	(2)	10	29
Proceeds from sale of property and equipment	108	20	32	64
Decrease in restricted cash, net	25	—	3	26
Proceeds from sale of investments, net	—	—	—	30
Expenditures for airport operating rights	—	—	—	(22)
Other, net	—	—	—	(4)

Net cash used in investing activities	(866)	(138)	(372)	(78)

Cash Flows from Financing Activities:
Payments of long-term debt and capital lease obligations	(915)	(358)	(836)	(610)
Proceeds from issuance of long-term debt, net	152	90	1,025	538
Proceeds from issuance of common stock pursuant to stock plans	24	13	28	11
Proceeds from public offering of common stock, net	—	—	—	158

Net cash provided by (used in) financing activities	(739)	(255)	217	97

Net increase (decrease) in cash and cash equivalents	(616)	(300)	1,152	381
Cash and cash equivalents at beginning of period	3,398	3,698	2,546	2,165

Cash and cash equivalents at end of period	$2,782	$3,398	$3,698	$2,546

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Capital Invested	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Predecessor Company
Balance at December 31, 2008	123	$1	$2,038	$(160)	$(1,756)	$123

Net loss	—	—	—	(282)	—	(282)
Other comprehensive income	—	—	—	—	571	571
Issuance of common stock pursuant to stock plans	2	—	11	—	—	11
Issuance of common stock pursuant to stock offerings	14	—	158	—	—	158
Share-based compensation	—	—	9	—	—	9

Balance at December 31, 2009	139	1	2,216	(442)	(1,185)	590

Net income from January 1 to September 30	—	—	—	441	—	441
Other comprehensive income (January 1 to September 30)	—	—	—	—	93	93
Issuance of common stock pursuant to stock plans	2	—	28	—	—	28
Share-based compensation	—	—	10	—	—	10

Balance at September 30, 2010	141	$1	$2,254	$(1)	$(1,092)	$1,162

Successor Company
Merger Impact:
Elimination of equity accounts in connection with the Merger	(141)	$(1)	$(2,254)	$1	$1,092	$(1,162)
Issuance of new stock by UAL pursuant to Merger	—	—	3,579	—	—	3,579
Contribution of indenture derivative asset by UAL	—	—	520	—	—	520
Net loss from October 1 to December 31	—	—	—	(95)	—	(95)
Other comprehensive income (October 1 to December 31)	—	—	—	—	290	290
Parent Company contribution related to stock plans	—	—	13	—	—	13
Other	—	—	3	—	—	3

Balance at December 31, 2010	—	—	4,115	(95)	290	4,310

Net income	—	—	—	569	—	569
Other comprehensive loss	—	—	—	—	(587)	(587)
Parent Company contribution related to stock plans	—	—	24	—	—	24
Share-based compensation	—	—	9	—	—	9

Balance at December 31, 2011	—	$—	$4,148	$474	$(297)	$4,325

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.,

UNITED AIR LINES, INC. AND CONTINENTAL AIRLINES, INC.,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). All significant intercompany transactions are eliminated.

We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

Continental

As a result of the application of the acquisition method of accounting, the Continental financial statements prior to October 1, 2010 are not comparable with the financial statements for periods on or after October 1, 2010. References to “Continental Successor” refer to Continental on or after October 1, 2010, after giving effect to the application of acquisition accounting. References to “Continental Predecessor” refer to Continental prior to October 1, 2010.

NOTE 1—MERGER

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

Expenses Related to the Merger

The Merger-related and integration expenses have been and are expected to be significant. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the Merger and could result in the Company taking significant charges against earnings. For the year ended December 31, 2011, UAL, United and Continental incurred integration-related costs of $517 million, $360 million and $157 million, respectively. For the year ended December 31, 2010, UAL and United incurred Merger-related costs of $564 million and $363 million, respectively. Continental Successor and Continental Predecessor incurred Merger-related costs of $201 million and $29 million, respectively, in 2010. These costs are classified within special charges in the consolidated statement of operations. See Note 21 for additional information related to Merger and integration costs.

Pro-forma Impact of the Merger

The UAL unaudited pro-forma results presented below include the effects of the Continental acquisition as if it had been consummated as of January 1, 2009. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease fair value adjustments, elimination of any deferred gains or losses from other comprehensive income and the impact of income changes on profit sharing expense, among others. However, pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2009 (in millions, except per share amounts):

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

(b)

Passenger Revenue Recognition—The value of unused passenger tickets are included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United or Continental as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is incurred. The fare on the changed ticket, including any additional collection, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

The Company records an estimate of breakage revenue on the flight date for tickets that will expire without usage. These estimates are based on the evaluation of actual historical results. The Company recognizes cargo and other revenue as service is provided.

Under our capacity purchase agreements with regional carriers, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for selling all of the related seat inventory. We record the passenger revenue and related expenses as separate operating revenue and expense in the consolidated statement of operations.

In the separate financial statements of United and Continental, for tickets sold by one carrier but flown by the other, the carrier that operates the aircraft recognizes the associated revenue. See Note 20 for additional information regarding related party transactions.

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2011, 2010 and 2009.

(c)	Frequent Flyer Accounting—United and Continental have frequent flyer programs that are designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty programs. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies, and our participating airline partners. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

Miles Earned in Conjunction with Flights

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles. The adoption of Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) resulted in the revision of this accounting, effective January 1, 2011.

Under the Company’s prior accounting policy, the Company estimated the weighted average equivalent ticket value by assigning a fair value to the miles that were issued in connection with the sale of air transportation. The equivalent ticket value is a weighted average ticket value of each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. The fair value of the miles was deferred and the residual amount of ticket proceeds was recognized as passenger revenue at the time the air transportation was provided.

The Company began applying the new guidance in 2011 and determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The estimated selling price of miles is computed using an estimated weighted average equivalent ticket value that is adjusted by a sales discount that considers a number of factors, including ultimate fulfillment expectations associated with miles sold in flight transactions to various customer groups.

Generally, as compared to the historical accounting policy, the new accounting policy decreases the value of miles that the Company records as deferred revenue and increases the passenger revenue recorded at the time air transportation is provided. The application of the new accounting method to passenger ticket transactions resulted in the following estimated increases to revenue (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Operating revenue	$340	$215	$125
Per basic share	1.03	NM	NM
Per diluted share	0.89	NM	NM
Co-branded Credit Card Partner Mileage Sales

United and Continental also each have significant contracts to sell frequent flyer miles to their co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). On June 9, 2011, these contracts were modified and the Company entered into The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011, (the “Co-Brand Agreement”) with Chase.

The Company historically had two primary revenue elements, marketing and air transportation, in the case of miles sold to non-airline third parties. The Company applied the material modification provisions of ASU 2009-13 to the Co-Brand Agreement in June 2011 when the contract was amended. After the adoption of ASU 2009-13, the Company identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

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

The estimated selling price of miles is calculated generally consistent with the methodology as described in Miles Earned in Conjunction with Flights, above.

Under accounting prior to the adoption of ASU 2009-13, the Company used an equivalent ticket value to determine the fair value of miles. The new guidance changed the allocation of arrangement consideration to the number of units of accounting; however, the pattern and timing of revenue recognition for those units did not change. The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned. Pending new or materially modified contracts after January 1, 2011, certain other non-airline partners who participate in the loyalty programs and to which we sell miles remain subject to our historical residual accounting method.

Generally, as compared to the historical accounting policy, the new accounting policy decreases the value of the air transportation deliverable related to the Co-Brand Agreement that the Company records as deferred revenue (and ultimately, passenger revenue when redeemed awards are flown) and increases the value primarily of the marketing-related deliverables recorded in other revenue at the time these marketing-related deliverables are provided. The annual impact of this accounting change on operating revenue will decrease over time. Our ability to project the annual decline for each year is significantly impacted by credit card sales volumes, frequent flyer redemption patterns and other factors. Excluding the effects disclosed in the

“Special Revenue Item” section below, the impact of adoption of ASU 2009-13 resulted in the following estimated increases to revenue (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Operating revenue	$260	$180	$80
Per basic share	0.79	NM	NM
Per diluted share	0.68	NM	NM

Given the impact from the adoption of ASU 2009-13 on total revenue, there was a total impact on the Company’s profit sharing of approximately $90 million.

Special Revenue Item

The transition provisions of ASU 2009-13 require that the Company’s existing deferred revenue balance be adjusted retroactively to reflect the value of any undelivered element remaining at the date of contract modification as if we had been applying ASU 2009-13 since the initiation of the Co-Brand Agreement. We applied this transition provision by revaluing the undelivered air transportation element using its new estimated selling price as determined in connection with the contract modification. This estimated selling price was lower than the rate at which the undelivered element had been deferred under the previous contracts and, as a result, we recorded the following one-time non-cash adjustment to decrease frequent flyer deferred revenue and increase special revenue (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Special revenue item	$107	$88	$19
Per basic share	0.33	NM	NM
Per diluted share	0.28	NM	NM

Expiration of Miles

United accounts for miles sold and awarded that will never be redeemed by program members, which we referred to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. During the first quarter of 2010, United obtained additional historical data, previously unavailable, which enabled it to refine its estimate of the amount of breakage in its population of miles, increasing the estimate of miles in the population expected to expire. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. UAL and United estimate these changes increased passenger revenue by approximately $250 million, or $1.21 per UAL basic share ($0.99 per UAL diluted share), in the year ended December 31, 2010.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

Other Information

The following table summarizes information related to the Company’s frequent flyer deferred revenue (in millions, except rates):

	UAL	United	Continental
Frequent flyer deferred revenue at December 31, 2011	$5,658	$3,502	$2,156
% of miles earned expected to expire or go unredeemed	24%	24%	25%
Impact of 1% change in outstanding miles or estimated selling price on deferred revenue	$74	$33	$41

In 2011, the Company announced that MileagePlus will be the loyalty program for the Company beginning in 2012. Moving to a single loyalty program will be a significant milestone in the integration of the two airlines. Continental’s loyalty program will formally end in the first quarter of 2012 at which point United will automatically enroll OnePass members in MileagePlus and deposit into those MileagePlus accounts award miles equal to their OnePass award miles balance. The Company currently does not expect a material impact in redemptions when moving to a single loyalty program.

Also, effective January 1, 2012, United updated its estimated selling price for miles to the contractual rate at which we sell miles to our Star Alliance partners participating in reciprocal frequent flyer programs, as the estimated selling price for miles. Management believes this change is a change in estimate, and as such, the change will be applied prospectively effective January 1, 2012.

The following table provides additional information related to amounts recorded related to UAL’s frequent flyer programs (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (b)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (c)	Net Increase in Advanced Purchase of Miles (d)
2011 United	$1,823	$376	$1,249	$198
2011 Continental Successor	1,348	190	1,158	—

2011 UAL (a)	$3,171	$566	$2,407	$198

2010 United	$1,863	$300	$1,477	$86
2010 Continental Successor	293	31	262	—

2010 UAL (a)	$2,156	$331	$1,739	$86

2009 UAL / United	$1,703	$256	$1,377	$70

(a)	Continental’s results are included in UAL’s results from October 1, 2010 to December 31, 2011.
(b)	This amount represents other revenue recognized during the period from the sale of miles to third parties, representing the marketing services component of the sale.
(c)	This amount represents the increase to frequent flyer deferred revenue during the period.
(d)	This amount represents the net increase in the advance purchase of miles obligation due to cash payments for the sale of miles in excess of miles awarded to customers.

See Note 19 for additional information related to the Company’s frequent flyer program. Continental frequent flyer program accounting changed significantly as a result of the Merger. See Continental Predecessor Accounting Policies, below, for the Continental Predecessor policy.

(d)	Cash and Cash Equivalents and Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from changes in the fair value of available-for-sale securities are included in other comprehensive income.

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Restricted cash, cash equivalents and investments are classified as short-term or long-term in the consolidated balance sheet based on the expected timing of return of the assets to the Company. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment. UAL’s cash inflows (outflows) associated with its restricted cash balances for the years ended December 31, 2011, 2010 and 2009 were $(185) million, $68 million and $(19) million, respectively.

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income/loss.

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for fuel and aircraft spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts and supplies.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated useful life of the related asset, whichever is less. Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated useful lives, whichever is shorter. Amortization of capital lease assets is included in depreciation and amortization expense. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft and related rotable parts	27 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Computer software	5
Building improvements	1 to 40

As of December 31, 2011, UAL, United and Continental had a carrying value of computer software of $361 million, $103 million and $258 million, respectively. For the year ended December 31, 2011, UAL, United and Continental depreciation expense related to computer software was $133 million, $91 million and $42 million, respectively. Aircraft parts were assumed to have residual values with a range of 7% to 11% of original cost, depending on type, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments are amortized on a straight line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase in our consolidated statement of operations. As of December 31, 2011, United has call options on 196 regional jet aircraft currently being operated by certain regional carriers. At December 31, 2011, none of the call options were exercisable because none of the required conditions to make an option exercisable by United were met.

(k)	Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expenses for the three years ended December 31 were as follows (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2011	$142	$73	$69	N/A
2010	90	67	23	$74
2009	44	44	N/A	102

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2011, goodwill represents the excess purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Continental in the Merger. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

In addition to indefinite-lived intangible assets being recorded at the UAL level, such asset values are allocated to Continental and United for their separate company reporting. In most cases, these indefinite-lived assets are separately associated with and directly assignable to a specific separate company. In cases where the asset is shared between the companies, a prorate allocation was performed based on historical financial and operating measures. This resulted in a fair value allocation of such assets to Continental and United of 44% and 56%, respectively. Any impairment charges resulting from the testing of the fair values of these indefinite-lived intangible assets are also assigned to the applicable company using the same methodology; the impairment charge is recognized at the company to which the asset is assigned. See Notes 4 and 21 for additional information related to intangibles, including impairments recognized in 2011, 2010 and 2009.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 21 for information related to asset impairments recognized in 2010 and 2009.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon the Company’s stock price. In addition to the service requirement, cash-settled performance-based restricted stock units have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded to adjust compensation expense based on the current fair value of the awards and expected level of achievement for the performance-based awards. See Note 7 for additional information on the Company’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

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

(r)	Reclassifications—During 2011, UAL and United corrected the classification of certain expenses associated with non-air redemption of frequent flyer miles for awards which were previously reported on a net basis in revenue in their 2010 consolidated statements of operations to reclassify them from passenger revenue to other operating expenses. In addition, UAL, United and Continental Successor changed their classification of 2010 third party revenue associated with non-air redemptions to reclassify it from passenger revenue to other operating revenue. As a result, these changes decreased passenger revenue and increased either other operating revenue or other operating expenses by a like amount in each period but had no effect on earnings. Amounts originally reported in UAL’s 2010 Annual Report on Form 10-K that have been reclassified are shown below (in millions):

	Year Ended December 31, 2010
	As Reclassified	Historical
Operating revenue:
Passenger—Mainline	$16,019	$16,069
Passenger—Regional	4,217	4,229
Other operating revenue	2,257	2,099

	$22,493	$22,397

Operating expense:
Other operating expenses	$3,266	$3,170

UAL and United did not reclassify its 2009 amounts as they were insignificant. There are no significant differences in the impact of the United reclassifications as compared to the UAL reclassifications above. Continental Successor’s reclassifications related to third party revenue were insignificant and are presented within its 2010 consolidated statements of operations.

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

	For the Year Ended December 31, 2009
	As Reclassified	Historical
Operating revenue:
Passenger—Mainline	$11,313	$11,910
Passenger—Regional	2,884	3,064
Other operating revenue	1,602	825

	$15,799	$15,799

	For the Year Ended December 31, 2009
	As Reclassified	Historical
Operating expense:
Aircraft fuel	$4,204	$3,405
Salaries and related costs	3,919	3,773
Regional capacity purchase	1,523	2,939
Landing fees and other rent	1,011	905
Depreciation and amortization	917	902
Distribution expenses	670	534
Other operating expenses	2,567	956
Purchased services	—	1,167
Cost of third party sales	—	230

	$14,811	$14,811

There are no significant differences in the impact of the United reclassifications as compared to the UAL reclassifications above.

Continental Predecessor Accounting Policies

The following summarizes Continental Predecessor accounting policies that materially differ from the Company’s accounting policies, described above.

Revenue Recognition—Continental Predecessor recognized passenger revenue for ticket breakage when the ticket expired unused.

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

Frequent Flyer Accounting—Continental accounted for mileage credits earned by flying on Continental under an incremental cost model, rather than a deferred revenue model. For those frequent flyer accounts that had sufficient mileage credits to claim the lowest level of free travel, Continental recorded a liability for either the estimated incremental cost of providing travel awards that were expected to be redeemed for travel on Continental or the contractual rate of expected redemption on alliance carriers. Incremental cost included the cost of fuel, meals, insurance and miscellaneous supplies, less any fees charged to the passenger for redeeming the rewards, but did not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability was adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the frequent flyer program. Changes in the liability were recognized as passenger revenue in the period of change.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09 (“ASU 2011-09”), Disclosures about an Employer’s Participation in a Multiemployer Plan. This update requires additional disclosures, both quantitative and qualitative, about an employer’s participation in a multiemployer pension plan. Some of the required disclosures include the plan names and identifying numbers of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in significant multiemployer plans, the financial health of significant multiemployer plans, and the nature of employer commitments to the plan. ASU 2011-09 is effective for the Company’s annual reporting period ended December 31, 2011 and the required disclosures are disclosed in Note 9.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance requires an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. ASU 2011-08 is effective for the Company for annual and interim periods beginning January 1, 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its results of operations or financial position.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. As permitted, the Company elected to early adopt ASU 2011-05 during 2011 and the two-statement approach is presented within this report. The adoption of this guidance only relates to the presentation of comprehensive income.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2011		2010
UAL	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Amortized intangible assets
Airport slots and gates		$100	$61	$117	$49
Hubs		145	44	145	36
Patents and tradenames		108	86	108	73
Frequent flyer database		1,177	381	1,177	279
Contracts		167	64	167	53
Other		109	34	108	14

Total		$1,806	$670	$1,822	$504

Unamortized intangible assets
Airport slots and gates		$1,011		$997
Route authorities		1,606		1,606
Tradenames and logos		593		593
Alliances		404		404

Total		$3,614		$3,600

United		2011		2010
Amortized intangible assets
Airport slots and gates	9	$72	$52	$72	$45
Hubs	20	145	44	145	36
Patents	3	70	70	70	70
Frequent flyer database	21 (b)	521	296	521	261
Contracts	13	140	60	140	52
Other	7	13	12	12	9

Total		$961	$534	$960	$473

Unamortized intangible assets
Airport slots		$201		$201
Route authorities		1,117		1,117
Tradenames		420		420
Alliances		118		118

Total		$1,856		$1,856

Continental		2011		2010
Goodwill		$4,523		$4,523

Amortized intangible assets
Airport slots	4	$28	$9	$45	$4
Frequent flyer database	23 (b)	656	85	656	18
Tradenames	3	38	16	38	3
Contracts	10	27	4	27	1
Other	27	96	22	96	5

Total		$845	$136	$862	$31

Unamortized intangible assets
Airport slots		$812		$796
Route authorities		489		489
Alliances		286		286
Tradenames and logos		173		173

Total		$1,760		$1,744

(a)	Weighted average life expressed in years. UAL is covered by the weighted average of each of its individual subsidiaries.
(b)	The United and Continental frequent flyer databases are amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer databases were considered in the determination of the amortization schedules.

The following table presents information related to the Company’s actual and expected future amortization expense (in millions):

Actual Amortization:	UAL	United	Continental Successor	Continental Predecessor
2011	$169	$61	$108
2010	96	65	31	$11
2009	69	69		14

Projected Amortization:
2012	$122	$55	$67
2013	142	52	90
2014	129	46	83
2015	106	37	69
2016	91	34	57

See Note 21 for information related to impairment of intangible assets.

NOTE 5—COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

UAL

At December 31, 2011, approximately 73 million shares of UAL common stock were reserved for future issuance related to the conversion of convertible debt securities and the issuance of equity based awards under UAL’s incentive compensation plans.

As of December 31, 2011, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

In 2010, approximately nine million shares of UAL common stock were issued upon the redemption of Continental’s $175 million aggregate principal amount of 5% Convertible Notes due 2023. See Note 14 for additional information related to this transaction.

In October 2010, approximately 148 million shares of UAL common stock were issued to Continental stockholders in exchange for Continental common stock in connection with the Merger. See Note 1 for additional information related to this transaction.

During 2009, UAL issued 7 million shares of its common stock, generating net proceeds of $75 million.

In addition, UAL sold 19 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share in October 2009. The Company received approximately $132 million of net proceeds from this issuance. UAL contributed the proceeds from both its equity offering program and its 19 million common stock issuance to United, as further discussed in Note 20.

Continental

In connection with the Merger, on October 1, 2010, all outstanding 141 million shares of Continental common stock were converted into and exchanged for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. The shares of Continental common stock that were acquired by UAL were subsequently canceled and replaced with 1,000 shares of common stock ($0.01 par value), all of which are owned by UAL as of December 31, 2011.

In August 2009, Continental completed a public offering of 14 million shares of its Continental common stock at a price of $11.20 per share, raising net proceeds of $158 million. Proceeds were used for general corporate purposes.

NOTE 6—EARNINGS (LOSS) PER SHARE

The computations of UAL’s basic and diluted earnings (loss) per share and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive are set forth below (in millions, except per share amounts):

	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$840	$253	$(651)
Less: Income allocable to participating securities	(3)	(1)	—

Earnings (loss) available to common stockholders	$837	$252	$(651)

Basic weighted-average shares outstanding	329	207	151

Earnings (loss) per share, basic	$2.54	$1.22	$(4.32)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$837	$252	$(651)
Effect of United 6% senior convertible notes	18	18	—
Effect of Continental 4.5% convertible notes	9	2	—
Effect of Continental 5% convertible notes	—	1	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$864	$273	$(651)

Basic weighted-average shares outstanding	329	207	151
Effect of United 6% senior convertible notes	40	40	—
Effect of Continental 4.5% convertible notes	12	3	—
Effect of employee stock options	2	2	—
Effect of Continental 5% convertible notes	—	1	—

Diluted weighted-average shares outstanding	383	253	151

Earnings (loss) per share, diluted	$2.26	$1.08	$(4.32)

Potentially dilutive shares excluded from diluted per share amounts:
United 4.5% senior limited-subordination convertible notes	11	22	22
Stock options	5	9	7
Continental 6% convertible junior subordinated debentures	4	1	—
Restricted shares	1	—	1
United 5% senior convertible notes	—	3	3
United 6% senior convertible notes	—	—	40

	21	35	73

The adjustments to earnings (loss) available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

UAL’s 6% Senior Notes due 2031, with a principal amount of $652 million outstanding as of December 31, 2011, can be redeemed, and the $125 million of UAL’s 8% Contingent Senior Unsecured Notes, which UAL issued in January 2012, are redeemable when issued with either cash or shares of UAL common stock, or in the case of mandatory redemption, a combination thereof, at UAL’s option. These notes are not included in the diluted earnings per share calculation because it is UAL’s intent to redeem these notes with cash if UAL were to decide to redeem these notes. See Note 14 for additional information.

During 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 with cash after the notes were put to UAL by the noteholders. For the year ended December 31, 2011, the dilutive effect of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 was excluded from the diluted earnings per share calculations from the date that notice was given of the Company’s intent to pay the notes put to it in cash up to the June 30, 2011 repurchase date. However, the dilutive effect of the remaining shares after the repurchase date was included in the Company’s diluted earnings per share calculations.

Continental Predecessor

The computations of Continental Predecessor’s basic and diluted earnings (loss) per share for the periods Continental had outstanding publicly-traded equity securities are set forth below (in millions, except per share amounts):

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Basic earnings (loss) per share:
Net income (loss)	$441	$(282)

Earnings (loss) available to common stockholders	$441	$(282)

Basic weighted-average shares outstanding	140	129

Earnings (loss) per share, basic	$3.16	$(2.18)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$441	$(282)
Effect of 5% convertible notes	10	—
Effect of 6% convertible junior subordinated debentures	10	—
Effect of 4.5% convertible notes	7	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$468	$(282)

Basic weighted-average shares outstanding	140	129
Effect of 4.5% convertible notes	12	—
Effect of 5% convertible notes	9	—
Effect of 6% convertible junior subordinated debentures	4	—
Effect of employee stock options	2	—

Dilutive weighted-average shares outstanding	167	129

Earnings (loss) per share, diluted	$2.81	$(2.18)

The adjustments to earnings (loss) available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

Approximately 2 million and 8 million weighted average options to purchase shares of Continental common stock for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, were excluded from the computation of diluted earnings (loss) per share because the effect of including the options would have been antidilutive. In addition, approximately 14 million potential shares of Continental common stock related to Continental’s convertible debt securities were excluded from the computation of diluted loss per share for the year ended December 31, 2009 because they were antidilutive.

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

Following the Merger, UAL is now the sole issuer of all share-based compensation awards. All awards are recorded as equity or a liability in UAL’s consolidated balance sheet. The share-based compensation expense specifically attributable to the employees of United and Continental is directly recorded to salaries and related costs, or integration-related expense, within each of their respective statements of operations. United and Continental record an allocation of share-based expense for employees that devote a significant amount of time to both companies. As United and Continental do not sponsor their own share-based compensation plans, the disclosures below primarily relate to UAL. See the “Continental Predecessor” section below, for share-based compensation disclosures applicable to Continental prior to the Merger.

In February 2011, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock that vest pro-rata over three years on the anniversary of the grant date. These awards also include approximately 3.0 million performance-based RSUs consisting of approximately 1.2 million RSUs that vest based on UAL’s return on invested capital for the period beginning January 1, 2011 and ending December 31, 2013, and 1.8 million RSUs that vest based on the achievement of Merger-related goals. Vesting of a portion of the Merger incentive RSUs is based on the achievement of certain Merger-related milestones and vesting of the remainder of the Merger incentive RSUs is based on the achievement of revenue and cost synergies over a three-year performance period ending December 31, 2013. If the specified performance conditions are achieved, cash payments will be made shortly after the end of the performance period or achievement of the specified Merger milestone, as applicable, based on the 20-day average closing price of UAL common stock either immediately prior to the vesting date or, as applicable, on the last day of the month in which the Merger milestone is achieved. The Company accounts for the performance-based RSUs as liability awards.

The following table provides information related to UAL share-based compensation plan cost, for the years ended December 31, (in millions):

	2011	2010	2009
Compensation cost: (a), (b)
Share-based awards converted to cash awards (c)	$19	$84	$—
Restricted stock units	18	20	10
Restricted stock	12	6	6
Stock options	5	7	5

Total	$54	$117	$21

(a)	All compensation cost is recorded to Salaries and related benefits, with the exception of $17 million and $70 million in 2011 and 2010, respectively, that was recorded in integration and Merger-related costs, respectively.
(b)

United recorded $28 million and $63 million of compensation cost related to UAL’s share-based plans during 2011 and 2010, respectively. These amounts included $7 million and $24 million that were classified as integration and Merger-related expense during

2011 and 2010, respectively. Continental Successor recorded $26 million and $54 million of compensation cost related to UAL’s share-based plans during 2011 and 2010, respectively. These amounts included $10 million and $46 million that were classified as integration and Merger-related expense during 2011 and 2010, respectively. All UAL share-based compensation expense in 2009 was recorded by United.
(c)	As described below, in connection with the Merger, certain awards were converted into fixed cash equivalents.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards for the year ended December 31, 2011 (in millions, except as noted):

	Unearned Compensation (a)	Weighted-Average Remaining Period (in years)
Share-based awards converted to cash awards	$8	1.0
Restricted stock units	24	1.8
Restricted stock	9	1.3
Stock options	2	1.8

Total	$43

(a)	Compensation cost attributable to future service related to unvested awards remaining to be recognized by United and Continental consists of $25 million and $18 million, respectively.

Merger Impacts—Continental Predecessor Share-Based Awards. Prior to completion of the Merger, Continental had outstanding stock options, non-employee director restricted stock awards and performance compensation awards (profit based RSUs) that were issued pursuant to its incentive compensation plans. Under the terms of Continental’s incentive plans, substantially all of the outstanding equity awards fully vested as a result of the Merger. The equity awards were assumed and issued by UAL using a 1.05 conversion rate and had a fair value of approximately $78 million at the Merger closing date which was included in the acquisition cost. In addition, as a result of the Merger, the performance criteria related to the profit based RSUs (“PBRSUs”) was deemed to be achieved for each open performance period (the three-year periods beginning January 1, 2008, 2009 and 2010) at a payment percentage of 150% and the minimum cash balance requirement was deemed satisfied. Following the Merger closing date, with limited exceptions as described below, payments under all outstanding PBRSUs remain subject to continued employment by the participant and will continue to be paid on their normal payment date over a three-year period. The PBRSUs were converted into a fixed cash equivalent based on a stock price of $23.48, the average closing price per share of Continental common stock for the 20 trading days preceding the completion of the Merger.

Merger Impacts—United Share-Based Awards. In May 2010, the UAL Board of Directors made a determination that the Merger should be considered a change of control for purposes of all outstanding awards. Accordingly, upon the completion of the Merger on October 1, 2010, eligible outstanding equity-based awards immediately vested except for certain officer awards that are subject to separate agreements, as discussed below. In September 2010, the Human Resources Subcommittee of the UAL Board of Directors elected to settle all eligible RSUs in cash. As a result, participants received $23.66 in exchange for each share unit, based on the closing price of UAL stock on the day prior to the Merger closing. The cash payment to settle these awards was $18 million and was paid during the fourth quarter of 2010.

Certain officers entered into separate agreements with the Company pursuant to which they agreed to waive the provisions providing for accelerated vesting upon the change of control. As part of the agreements, the outstanding restricted stock awards and RSUs were converted into fixed cash equivalents based on a stock price of $22.33 per share, UAL’s average closing share price for the preceding 20 days prior to the closing of the Merger. Following the Merger, with limited exceptions as described below, the payment of these awards remains subject to continued employment by the participant and will be paid on the original vesting dates. Upon termination of employment under certain circumstances following the Merger, the participant is entitled to a cash settlement. In the fourth quarter of 2010, UAL paid $19 million in cash for settlement of these awards in connection with Merger-related terminations.

Stock Options. The Company did not grant any stock options during 2011. Historically, stock options were awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vest over a period of either three or four years and have a contractual life of 10 years. The Continental Predecessor stock options generally have an original contractual life of five years (management level employee options) or 10 years (outside directors). Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The table below summarizes UAL stock option activity (shares in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	11,052	$21.70
Exercised (a)	(2,449)	10.77
Canceled	(30)	16.66
Expired	(1,627)	29.30

Outstanding at end of year	6,946	23.80	3.2

Exercisable at end of period	6,372	24.68	3.0	$19

(a)	The aggregate intrinsic value of shares exercised in 2011, 2010 and 2009 was $33 million, $42 million and less than $1 million, respectively.

The following table provides additional information for options granted in 2009 and Continental Predecessor options granted in 2010 which were valued at the Merger date:

Weighted-average fair value assumptions:	2010	2009
Risk-free interest rate	0.1 – 1.8%	1.9 – 3.1%
Dividend yield	—%	—%
Expected market price volatility of UAL common stock	75%	93%
Expected life of options (years)	0.1 – 6.3	6.0
Weighted-average fair value	$11.52	$3.72

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

Restricted Stock Awards and Restricted Stock Units. During 2011, the Compensation Committee determined that all outstanding UAL RSUs will be settled in cash. As of December 31, 2011, UAL, United and Continental had recorded a liability of $50 million, $21 million and $29 million, respectively, related to its unvested RSUs.

The table below summarizes UAL’s RSU and restricted stock activity for the year ended December 31, 2011 (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Non-vested at beginning of year	51	$22.85	671	$17.20
Granted	3,655	19.89	536	23.87
Vested	(141)	18.13	(195)	22.26
Canceled	(199)	19.90	(27)	23.95

Non-vested at end of year	3,366	19.98	985	23.33

The fair value of RSUs and restricted shares vested in 2011, 2010 and 2009 was $7 million, $33 million and $21 million, respectively. The fair value of the restricted stock awards was primarily based upon the share price on the date of grant. These awards are accounted for as equity awards. The fair value of the cash-settled RSUs was based upon the Company’s stock price as of the last day preceding the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described above.

Continental Predecessor

Share-Based Compensation Expense. Total share-based compensation expense included in salaries and related costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 was $57 million and $(3) million, respectively.

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

The following table provides additional information for options granted by Continental Predecessor in each period.

	2010	2009
Risk-free interest rate	1.4%	2.0%
Dividend yield	—%	—%
Expected market price volatility of Continental common stock	88%	86%
Expected life of options (years)	3.8	3.9
Weighted average fair value	$14.55	$5.75

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

Profit Based RSU Awards. See Merger Impacts-Continental Predecessor Share-Based Awards, above, for a discussion of the impact of the Merger on PBRSU awards. Continental issued PBRSU awards pursuant to its long-term incentive and RSU programs, which provided for cash payments to Continental’s officers upon the achievement of specified profit sharing-based performance targets. The performance targets required that Continental reach target levels of cumulative employee profit sharing during the performance period and that Continental had net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year in which the cumulative profit sharing target was met. To serve as a retention feature, payments related to the achievement of a performance target generally were made in annual increments over a three-year period to participants who remain continuously employed by Continental through each payment date. Payments also were conditioned on Continental having, at the end of the fiscal year preceding the date any payment was made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of Continental’s Board of Directors. If Continental did not achieve the minimum cash balance applicable to a payment date, the payment was deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments could be carried forward. Payment amounts were calculated based on the number of PBRSUs subject to the award, the average closing price of Continental common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of Continental’s Board of Directors for achieving the applicable profit sharing-based performance target.

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

NOTE 8—INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2011	UAL	United	Continental Successor	Continental Predecessor
Current	$11	$3	$—
Deferred	(6)	—	(6)

	$5	$3	$(6)

2010
Current	$10	$—	$2	$1
Deferred	(10)	(12)	(6)	—

	$—	$(12)	$(4)	$1

2009
Current	$(1)	$—		$1
Deferred	(16)	(16)		(158)

	$(17)	$(16)		$(157)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

Year Ended December 31, 2011	UAL	United	Continental Successor	Continental Predecessor
Income tax provision at statutory rate	$298	$100	$199
State income taxes, net of federal income tax benefit	(19)	(25)	8
Nondeductible acquisition costs	(17)	(8)	(9)
Nondeductible employee meals	12	7	5
Nondeductible interest expense	13	13	—
Derivative market adjustment	—	—	10
Nondeductible compensation	9	5	5
Valuation allowance	(294)	(92)	(223)
Other, net	3	3	(1)

	$5	$3	$(6)

Year Ended December 31, 2010
Income tax provision at statutory rate	$87	$135	$(35)	$155
State income taxes, net of federal income tax benefit	24	24	1	8
Nondeductible acquisition costs	45	31	14	—
Nondeductible employee meals	8	7	1	3
Nondeductible interest expense	12	12	—	—
Change in tax law—Medicare Part D Subsidy	119	119	—	—
Nondeductible compensation	13	1	12	—
Goodwill credit	(22)	(22)	—	—
Valuation allowance	(290)	(322)	9	(166)
Tax benefit resulting from intraperiod tax allocation	—	—	(6)	—
Other, net	4	3	—	1

	$—	$(12)	$(4)	$1

Year Ended December 31, 2009	UAL	United	Continental Successor	Continental Predecessor
Income tax provision at statutory rate	$(234)	$(225)		$(154)
State income taxes, net of federal income tax benefit	5	6		(9)
Nondeductible employee meals	6	6		4
Nondeductible interest expense	12	12		—
Medicare Part D Subsidy	(7)	(7)		—
Valuation allowance	190	182		158
Share-based compensation	7	7		—
Tax benefit resulting from intraperiod tax allocation	—	—		(158)
Other, net	4	3		2

	$(17)	$(16)		$(157)

State tax benefit recorded in 2011 resulted from certain adjustments to existing state tax net operating losses, such benefit was fully offset by an increase in the valuation allowance.

We are required to consider all items of income (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to a loss from continuing operations. As a result, Continental Successor and Continental Predecessor recorded $6 million and $158 million of non-cash tax benefits on its loss from continuing operations for the three months ended December 31, 2010 and the year ended December 31, 2009, respectively, which were exactly offset by income tax expense in other comprehensive income, a component of stockholder’s equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, Continental’s net deferred tax positions at December 31, 2010 and 2009 were not impacted by this tax allocation.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in millions):

	UAL		United		Continental
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$2,911	$3,429	$2,024	$2,217	$835	$1,179
Frequent flyer deferred revenue	2,386	2,358	1,487	1,609	903	752
Employee benefits, including pension, postretirement and medical	1,897	1,741	1,275	1,272	703	551
Lease fair value adjustment	376	504	—	—	376	504
AMT credit carryforwards	268	268	263	263	5	5
Restructuring charges	50	69	50	69	—	—
Other assets	1,201	1,031	510	388	581	495
Less: Valuation allowance	(4,137)	(4,171)	(2,614)	(2,624)	(1,434)	(1,384)

Total deferred tax assets	$4,952	$5,229	$2,995	$3,194	$1,969	$2,102

Depreciation, capitalized interest and other	$(3,860)	$(4,091)	$(2,303)	$(2,463)	$(1,554)	$(1,625)
Intangibles	(1,627)	(1,699)	(833)	(849)	(795)	(850)
Other liabilities	(453)	(433)	(218)	(240)	(173)	(186)

Total deferred tax liabilities	$(5,940)	$(6,223)	$(3,354)	$(3,552)	$(2,522)	$(2,661)

Net deferred tax liability	$(988)	$(994)	$(359)	$(358)	$(553)	$(559)

As a result of the Merger, beginning October 1, 2010, Continental and its domestic consolidated subsidiaries joined the UAL federal consolidated tax return filing group, which also includes United and its domestic consolidated subsidiaries. Consolidated current and deferred tax expense was allocated to each of United and Continental using a method that treats each entity as though it had filed a separate tax return. Under the Company’s tax agreement, group members are compensated for their losses and other tax benefits only if they would be able to use those losses and tax benefits on a separate return basis. Tax liabilities between group members are settled in cash when the losses and tax benefits of one group have been fully exhausted and the Company begins making tax payments to tax authorities. Additionally, settlement in cash is required if a member leaves the consolidated tax group. Were a member to leave the group, its separate tax losses and benefits along with the corresponding receivable or liability to other group members may vary significantly from tax losses and benefits ascribed to it while a member of the group.

In addition to the deferred tax assets listed in the table above, UAL has an $880 million unrecorded tax benefit at December 31, 2011, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to UAL Corporation’s Chapter 11 bankruptcy protection. This unrecorded tax benefit is accounted for by analogy to Accounting Standards Codification Topic 718 which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, which are discussed below.

The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $10.0 billion for UAL (including the NOLs discussed in the preceding paragraph). If not utilized these federal pre-tax NOLs will expire as follows (in billions): $1.2 in 2022, $1.6 in 2023, $2.4 in 2024, $2.0 in 2025 and $2.8 after 2025. In addition, the majority of state tax benefits of the net operating losses of $205 million for UAL expires over a five to 20-year period.

Both United and Continental experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Merger. However, the Company currently expects that these ownership changes will not significantly limit its ability to use its NOL and alternative minimum tax (“AMT”) credit carryforwards in the carryforward period because the size of the limitation exceeds our NOL and AMT credit carryforwards.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Prior to 2011, the Company was in a cumulative three-year loss position, which we weighted as a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Although the Company was no longer in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of financial losses in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still needed on net deferred assets. If UAL achieves significant profitability in 2012, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

The December 31, 2011 valuation allowances of $4.1 billion, $2.6 billion and $1.4 billion for UAL, United and Continental, respectively, if reversed in future years will reduce income tax expense. The current valuation allowance reflects decreases from December 31, 2010 of $34 million and $10 million for UAL and United, respectively, and an increase from December 31, 2010 of $50 million for Continental.

UAL’s unrecognized tax benefits related to uncertain tax positions were $24 million, $32 million and $16 million at December 31, 2011, 2010 and 2009, respectively. Included in the ending balance at 2011 is $22 million that would affect UAL’s effective tax rate if recognized. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next twelve months.

There are no significant amounts included in the balance at December 31, 2011 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to UAL’s uncertain tax positions (in millions):

	2011	2010	2009
Balance at January 1,	$32	$16	$20
Increase due to Continental’s uncertain tax positions at the Merger closing date	—	6	—
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1	10	1
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(9)	—	(5)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	—	—

Balance at December 31,	$24	$32	$16

UAL’s federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The IRS commenced an examination of UAL’s U.S. income tax returns for 2007 through 2009 in the fourth quarter of 2010. As of December 31, 2011, the IRS had not proposed any material adjustments to UAL’s returns. Continental’s federal income tax returns for tax years after 2001 remain subject to examination by the IRS and state taxing jurisdictions.

NOTE 9—PENSION AND OTHER POSTRETIREMENT PLANS

The following summarizes the significant pension and other postretirement plans of United and Continental:

Pension Plans

Continental maintains two primary defined benefit pension plans, one covering pilot employees and another covering substantially all of its U.S. non-pilot employees other than Continental Micronesia and Chelsea Food Services employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee’s final average compensation. Additional benefit accruals were frozen under the plan covering Continental’s pilot employees during 2005, at which time any existing accrued benefits for pilots were preserved. Benefit accruals for Continental’s non-pilot employees under its other primary defined benefit pension plan continue.

United maintains a frozen defined benefit pension plan for a small number of former employees. United and Continental each maintain additional defined benefit pension plans, which cover certain international employees.

Other Postretirement Plans

United and Continental each maintain postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in United’s plan. Benefits provided are subject to applicable contributions, co-payments, deductible and other limits as described in the specific plan documentation.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2011			Year Ended December 31, 2010
	UAL	United	Continental	UAL	United	Continental (a)
Accumulated benefit obligation:	$3,321	$220	$3,101	$2,999	$214	$2,785

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,322	$256	$3,066	$228	$228	$2,629
Merger impact (b)	—	—	—	3,169	—	439
Service cost	88	7	81	27	6	71
Interest cost	178	10	168	51	9	161
Actuarial (gain) loss	251	(2)	253	(130)	17	(147)
Gross benefits paid	(137)	(8)	(129)	(23)	(7)	(75)
Other	6	(4)	10	—	3	(12)

Projected benefit obligation at end of year	$3,708	$259	$3,449	$3,322	$256	$3,066

Change in plan assets:
Fair value of plan assets at beginning of year	$1,871	$183	$1,688	$156	$156	$1,371
Merger impact (b)	—	—	—	1,549	—	83
Actual gain (loss) on plan assets	(47)	5	(52)	131	16	115
Employer contributions	194	24	170	58	18	202
Benefits paid	(137)	(8)	(129)	(23)	(7)	(75)
Other	(13)	(9)	(4)	—	—	$(8)

Fair value of plan assets at end of year	$1,868	$195	$1,673	$1,871	$183	$1,688

Funded status—Net amount recognized	$(1,840)	$(64)	$(1,776)	$(1,451)	$(73)	$(1,378)

(a)	Continental, in 2010, represents combined Predecessor and Successor. Other than remeasurement described in (b), all other activity occurred on a consistent basis throughout 2010.
(b)	UAL, in 2010, represents plan assets and liabilities assumed in Merger. Continental, in 2010, represents remeasurement of the projected benefit obligation as of the Merger closing date.

	Pension Benefits
	December 31, 2011			December 31, 2010
	UAL	United	Continental	UAL	United	Continental (a)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$31	$31	$—	$32	$32	$—
Current liability	(9)	(3)	(6)	(10)	(4)	(6)
Noncurrent liability	(1,862)	(92)	(1,770)	(1,473)	(101)	(1,372)

Total liability	$(1,840)	$(64)	$(1,776)	$(1,451)	$(73)	$(1,378)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain (loss)	$(231)	$(10)	$(221)	$226	$(7)	$233
Prior service credit (cost)	3	18	(15)	18	18	—

Total accumulated other comprehensive income (loss)	$(228)	$8	$(236)	$244	$11	$233

	Other Postretirement Benefits
	Year Ended December 31, 2011			Year Ended December 31, 2010
	UAL	United	Continental	UAL	United	Continental (a)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,494	$2,225	$269	$2,069	$2,069	$233
Merger impact (b)	—	—	—	278	—	35
Service cost	47	34	13	33	30	11
Interest cost	127	113	14	118	115	13
Plan participants’ contributions	73	70	3	72	72	3
Actuarial (gain) loss	(2)	(25)	23	120	131	(11)
Federal subsidy	13	13	—	13	13	—
Plan amendments	3	3	—	—	—	2
Gross benefits paid	(214)	(200)	(14)	(209)	(205)	(17)

Benefit obligation at end of year	$2,541	$2,233	$308	$2,494	$2,225	$269

Change in plan assets:
Fair value of plan assets at beginning of year	$58	$58	$—	$58	$58	$—
Actual return on plan assets	1	1	—	2	2	—
Employer contributions	141	129	12	131	131	—
Plan participants’ contributions	72	70	2	72	72	—
Benefits paid	(214)	(200)	(14)	(205)	(205)	—

Fair value of plan assets at end of year	$58	$58	$—	$58	$58	$—

Funded status—Net amount recognized	$(2,483)	$(2,175)	$(308)	$(2,436)	$(2,167)	$(269)

(a)	Continental, in 2010, represents combined Predecessor and Successor. Other than remeasurement described in (b), all other activity occurred on a consistent basis throughout 2010.
(b)	UAL, in 2010, represents plan assets and liabilities assumed in Merger. Continental, in 2010, represents remeasurement of the projected benefit obligation as of the Merger closing date.

	Other Postretirement Benefits
	December 31, 2011			December 31, 2010
	UAL	United	Continental	UAL	United	Continental (a)
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(76)	$(60)	$(16)	$(92)	$(76)	$(16)
Noncurrent liability	(2,407)	(2,115)	(292)	(2,344)	(2,091)	(253)

Total liability	$(2,483)	$(2,175)	$(308)	$(2,436)	$(2,167)	$(269)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain (loss)	$33	$46	$(13)	$24	$13	$11
Prior service cost	(2)	(2)	—	—	—	—

Total accumulated other comprehensive income (loss)	$31	$44	$(13)	$24	$13	$11

(a)	Continental, in 2010, represents combined Predecessor and Successor.

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31, (in millions):

	UAL		United		Continental
	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$3,594	$3,202	$145	$136	$3,449	$3,066
Accumulated benefit obligation	3,230	2,906	129	121	3,101	2,785
Fair value of plan assets	1,731	1,742	58	54	1,673	1,688

Net periodic benefit cost for the years ended December 31, included the following components (in millions):

	2011
	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Service cost	$88	$7	$81	$47	$34	$13
Interest cost	178	10	168	127	113	14
Expected return on plan assets	(140)	(11)	(129)	(2)	(2)	—
Amortization of prior service cost (credit)	(2)	(2)	—	—	—	—
Settlement (gain) loss	1	1	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	(20)	1	(21)	(2)	(1)	(1)

Net periodic benefit cost	$105	$6	$99	$170	$144	$26

	2010
	Pension Benefits				Other Postretirement Benefits
	UAL	United	Continental Successor	Continental Predecessor	UAL	United	Continental Successor	Continental Predecessor
Service cost	$27	$6	$21	$50	$33	$30	$3	$7
Interest cost	51	9	42	119	120	116	4	10
Expected return on plan assets	(39)	(9)	(30)	(82)	(2)	(2)	—	—
Curtailment gain	(7)	—	(7)	—	—	—	—	—
Amortization of prior service cost (credit)	(2)	(2)	—	7	—	—	—	16
Special termination benefits	4	—	4	—	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	1	1	—	65	(12)	(12)	—	(3)

Net periodic benefit cost	$35	$5	$30	$159	$139	$132	$7	$30

	2009
	Pension Benefits		Other Postretirement Benefits
	UAL & United	Continental Predecessor	UAL & United	Continental Predecessor
Service cost	$6	$65	$28	$11
Interest cost	8	153	114	15
Expected return on plan assets	(7)	(89)	(4)	—
Curtailment gain	(1)	—	(9)	—
Amortization of prior service cost	—	10	—	21
Amortization of unrecognized actuarial (gain) loss	2	111	(20)	(2)

Net periodic benefit cost	$8	$250	$109	$45

Settlement charges (included in special charges)	—	29	—	—

Net benefit expense	$8	$279	$109	$45

The Continental settlement charges in 2009, which were classified as special items, are non-cash charges related to lump sum distributions from the Continental pilot-only defined benefit pension plan to pilots who retired. Settlement accounting is required if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected pension benefit obligation.

The estimated amounts that will be amortized in 2012 for actuarial gains (losses) are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Actuarial gain (loss) to be reclassified from accumulated other comprehensive income into net periodic benefit cost	$(21)	$(1)	$(20)	$3	$4	$(1)

The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits
	United		Continental Successor		Continental Predecessor
Weighted-average assumptions used to determine benefit obligations	2011	2010	2011	2010	2010
Discount rate (a)	3.34%	3.56%	5.13%	5.52%	5.24%
Rate of compensation increase (a)	3.11%	3.29%	2.44%	2.44%	2.44%

Weighted-average assumptions used to determine net expense
Discount rate	3.67%	3.96%	5.52%	5.24%	6.05%
Expected return on plan assets	5.82%	5.71%	7.75%	7.75%	8.00%
Rate of compensation increase	3.32%	3.33%	2.44%	2.44%	2.30%

(a)	The 2010 discount rate and rate of compensation increase used to determine benefit obligations at the Merger closing date are 5.24% and 2.44%, respectively.

	Other Postretirement Benefits
	United		Continental Successor		Continental Predecessor
Weighted-average assumptions used to determine benefit obligations	2011	2010	2011	2010	2010
Discount rate (a)	4.93%	5.15%	4.78%	4.97%	4.58%

Weighted-average assumptions used to determine net expense
Discount rate	5.15%	5.69%	4.97%	4.58%	5.57%
Expected return on plan assets	4.00%	4.00%	N/A	N/A	N/A
Health care cost trend rate assumed for next year	7.00%	8.00%	7.00%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2020)	5.00%	5.00%	5.00%	5.00%

(a)	The 2010 discount rate used to determine benefit obligations at the Merger closing date is 4.58%.

UAL selected the 2011 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2011, that would provide the necessary cash flows to match projected benefit payments. Prior to 2011, the discount rate was selected using a cash flow matching technique where projected benefit payments were matched to a yield curve based on high quality bond yields as of the measurement date. This change increased the discount rate which lowered the present value of the liability at UAL, United and Continental by approximately $525 million, $200 million and $325 million, respectively.

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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	38-54%	10%
Fixed-income securities	27-33	6
Alternatives	17-23	7
Other	2-6	4

United’s target allocation for the defined benefit pension plan assets is 54% in equity securities and 46% in fixed income securities, while 100% of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	UAL		United		Continental
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2011	$21	$(18)	$18	$(15)	$3	$(3)
Effect on postretirement benefit obligation at December 31, 2011	308	(255)	262	(219)	46	(36)

A one percentage point decrease in the weighted average discount rate would increase UAL’s postretirement benefit liability by approximately $308 million and increase the estimated 2011 benefits expense by approximately $21 million.

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following tables present information about the Company’s pension and other postretirement plan assets at December 31, (in millions):

	UAL—2011				UAL—2010
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$872	$355	$517	$—	$1,310	$—	$1,310	$—
Fixed-income securities	530	—	530	—	365	—	365	—
Alternatives	344	—	195	149	150	—	—	150
Insurance contract	42	—	—	42	42	—	—	42
Other investments	80	—	80	—	4	—	4	—

Total	$1,868	$355	$1,322	$191	$1,871	$—	$1,679	$192

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58	$58	$—	$—	$58

	United—2011				United—2010
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$102	$—	$102	$—	$113	$—	$113	$—
Fixed-income securities	47	—	47	—	24	—	24	—
Insurance contract	42	—	—	42	42	—	—	42
Other investments	4	—	4	—	4	—	4	—

Total	$195	$—	$153	$42	$183	$—	$141	$42

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58	$58	$—	$—	$58

	Continental—2011				Continental—2010
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$770	$355	$415	$—	$1,197	$—	$1,197	$—
Fixed-income securities	483	—	483	—	341	—	341	—
Alternatives	344	—	195	149	150	—	—	150
Other investments	76	—	76	—	—	—	—	—

Total	$1,673	$355	$1,169	$149	$1,688	$—	$1,538	$150

Equity and Fixed-Income Securities. Equity securities include investments in both developed market and emerging market equity securities. Fixed-income securities include primarily U.S. and non-U.S. government fixed-income securities and U.S. and non-U.S corporate fixed-income securities along with asset-backed securities.

Insurance Contract and Deposit Administration Fund. Each of these investments are stable value investment products structured to provide investment income.

Alternatives. Alternative investments consist primarily of investments in hedge fund and private equity interests.

Other investments. Other investments consist primarily of investments in currency and commodity commingled funds.

The reconciliation of our defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 is as follows (in millions):

	2011			2010
	UAL	United	Continental	UAL	United	Continental (a)
Balance at beginning of year	$250	$100	$150	$99	$99	$128
Assumed in Merger	—	—	—	139	—	—
Actual return on plan assets:
Unrealized gains (losses) relating to assets still held at year end	6	3	3	13	2	21
Purchases, sales, issuances and settlements (net)	(7)	(3)	(4)	(1)	(1)	1

Balance at end of year	$249	$100	$149	$250	$100	$150

(a)	Continental in 2010 represents combined Predecessor and Successor.

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company’s contributions reflected above have satisfied its required contributions through the 2011 calendar year. Expected 2012 employer contributions to all of the Company’s pension and postretirement plans are as follows (in millions):

	Pension	Other Postretirement Benefits
UAL	$195	$145
United	11	129
Continental	184	16

Each of UAL’s, United’s and Continental’s estimated future benefit payments, net of expected participant contributions, in all of the pension plans and other postretirement benefit plans as of December 31, 2011 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
UAL
2012	$271	$147	$13
2013	282	150	15
2014	277	156	16
2015	279	163	17
2016	274	170	18
Years 2017—2021	1,361	971	105

United
2012	$12	$131	$13
2013	12	133	15
2014	12	137	16
2015	10	142	17
2016	11	148	18
Years 2017—2021	62	840	105

Continental
2012	$259	$16	$—
2013	270	17	—
2014	265	19	—
2015	269	21	—
2016	263	22	—
Years 2017—2021	1,299	131	—

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s and Continental’s employer contribution percentages vary from 2% to 16% and less than 1% to 14.75%, respectively, of eligible earnings depending on the terms of each plan. The Company’s contributions to its defined contribution plans for the years ended December 31, were as follows (in millions):

	UAL (a)	United (a)	Continental Successor	Continental Predecessor
2011	$325	$230	$95
2010	254	231	23	$74
2009	244	244		93

(a)	UAL and United amounts include International Association of Machinists (“IAM”) multi-employer plan contributions of $34 million for each of the years ended December 31, 2011, 2010 and 2009.

Multi-Employer Plans

In 2006, United began participating in the IAM National Pension Plan (“IAM Plan”) with respect to certain employees. The IAM Plan is a multi-employer pension plan whereby contributions by the participating company are based on covered hours by the applicable covered employees. The risks of participating in these multiemployer plans are different from single-employer plans, as the Company can be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United.

United’s participation in the IAM Plan for the annual period ended December 31, 2011, is outlined in the table below. There have been no significant changes that affect the comparability of 2011 and 2010 contributions. The IAM Plan reported $332 million and $318 million in employers’ contributions for the years ended December 31, 2010 and 2009 respectively; United’s contributions to the IAM Plan were $34 million for each of the years ended December 31, 2011, 2010 and 2009. For 2010 and 2009, the employer’s contribution to the Company’s plan represented more than 5% of total contributions.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2010 and 2009)*	Green Zone
FIP/RP Status Pending/Implemented	No
United’s Contributions (Years ended December 31, 2011 and December 31, 2010)	$34 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	N/A

*	Plans in the green zone are at least 80 percent funded.

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2011.

Profit Sharing

UAL, United and Continental recorded profit sharing and related payroll tax expense of $265 million, $122 million and $143 million, respectively, in 2011. UAL, United, Continental Successor and Continental Predecessor recorded profit sharing and related payroll tax expense of $166 million, $165 million, less than $1 million and $77 million, respectively, in 2010. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations. The Company did not record profit sharing expense in 2009 due to pretax losses.

In 2011, substantially all employees participated in profit sharing plans, which paid 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan paid eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan.

During 2010, United and Continental maintained separate employee profit sharing plans for the employees of each respective subsidiary. United’s profit sharing plan paid 15% of total GAAP pre-tax profits, excluding special items and share-based compensation expense, to the employees of United when pre-tax profit excluding special items, profit sharing expense and share-based compensation program expense exceeded $10 million. Continental’s profit sharing plan created an award pool of 15% of annual pre-tax income excluding special, unusual or non-recurring items.

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

The Company has multiple aircraft fleets which are deployed across its route network through a single route scheduling system to maximize the value of UAL. When making resource allocation decisions, the Company’s chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Managing the Company as one segment allows management the opportunity to maximize the value of its route network.

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31, is presented in the table below (in millions):

2011	UAL	United	Continental Successor	Continental Predecessor
Domestic (U.S. and Canada)	$21,922	$13,048	$9,094
Pacific	5,404	3,845	1,559
Atlantic	6,675	3,483	3,192
Latin America	3,109	779	2,330

Total	$37,110	$21,155	$16,175

2010
Domestic (U.S. and Canada)	$14,382	$12,407	$1,991	$5,870
Pacific	3,971	3,600	371	1,080
Atlantic	3,912	3,212	700	2,299
Latin America	1,060	559	501	1,539

Total	$23,325	$19,778	$3,563	$10,788

2009
Domestic (U.S. and Canada)	$10,775	$10,799		$7,152
Pacific	2,628	2,628		1,137
Atlantic	2,538	2,538		2,498
Latin America	394	394		1,836

Total	$16,335	$16,359		$12,623

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (in millions):

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives and other Financial Instruments	Total
Balance at December 31, 2008	$130	$(37)	$93
Change in fair value of financial instruments	—	15	15
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(9)	—	(9)
Current year actuarial loss	(64)	—	(64)

Balance at December 31, 2009	57	(22)	35
Derivative financial instruments:
Reclassification of losses into earnings	—	68	68
Change in fair value of derivatives	—	168	168
Change in fair value of other financial instruments	—	21	21
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial gain	107	—	107

Balance at December 31, 2010	152	235	387
Derivative financial instruments:
Reclassification of gains into earnings	—	(503)	(503)
Change in fair value of derivatives	—	163	163
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(24)	—	(24)
Current year actuarial loss	(440)	—	(440)

Balance at December 31, 2011	$(312)	$(105)	$(417)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivative Instruments and Other	Total
Balance at December 31, 2008	$130	$(37)	$93
Change in fair value of financial instruments	—	15	15
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(9)	—	(9)
Current year actuarial loss	(64)	—	(64)

Balance at December 31, 2009	57	(22)	35
Derivative financial instruments:
Reclassification of losses into earnings	—	84	84
Change in fair value of derivatives	—	101	101
Change in fair value of other financial instruments	—	19	19
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial loss	(136)	—	(136)

Balance at December 31, 2010	(91)	182	91
Derivative financial instruments:
Reclassification of gains into earnings	—	(417)	(417)
Change in fair value of derivatives	—	172	172
Change in fair value of other financial instruments	—	(3)	(3)
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(2)	—	(2)
Current year actuarial gain	31	—	31

Balance at December 31, 2011	$(62)	$(66)	$(128)

Continental—Predecessor Company	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives and other Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2008	$(1,580)	$(412)	$236	$(1,756)
Derivative financial instruments:
Reclassification of losses into earnings	—	375	—	375
Change in fair value of derivatives	—	46	—	46
Unrealized gain on student loan-related auction rate securities	—	3	—	3
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	138	—	—	138
Reclassification of prior service cost into earnings	31	—	—	31
Current year actuarial gain	136	—	—	136
Income tax expense on other comprehensive income (a)	—	—	(158)	(158)

Balance at December 31, 2009	(1,275)	12	78	(1,185)
Derivative financial instruments:
Reclassification of losses into earnings	—	24	—	24
Change in fair value of derivatives	—	(13)	—	(13)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	62	—	—	62
Reclassification of prior service cost into earnings	23	—	—	23
Current year actuarial loss	(3)	—	—	(3)

Balance at September 30, 2010	$(1,193)	$23	$78	$(1,092)

Continental—Successor Company
Elimination of accumulated other comprehensive income in connection with the Merger	$1,193	$(23)	$(78)	$1,092
Balance at October 1, 2010	—	—	—	—
Derivative financial instruments:
Reclassification of gains into earnings	—	(16)	—	(16)
Change in fair value of derivatives	—	67	—	67
Unrealized gain on student loan-related auction rate securities	—	2	—	2
Current year actuarial gain	243	—	—	243
Income tax expense on other comprehensive income (a)	—	—	(6)	(6)

Balance at December 31, 2010	243	53	(6)	290
Derivative financial instruments:
Reclassification of gains into earnings	—	(86)	—	(86)
Change in fair value of derivatives	—	(9)	—	(9)
Unrealized gain on student loan-related auction rate securities	—	1	—	1
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(22)	—	—	(22)
Current year actuarial loss	(471)	—	—	(471)

Balance at December 31, 2011	$(250)	$(41)	$(6)	$(297)

(a)	Taxes on other comprehensive income did not impact Continental’s net deferred tax position due to an offsetting tax benefit on the loss from continuing operations as described in Note 8.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2011				2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$6,246	$6,246	$—	$—	$8,069	$8,069	$—	$—
Short-term investments:
Auction rate securities	113	—	—	113	119	—	—	119
CDARS	355	—	355	—	45	—	45	—
Asset-backed securities	478	—	478	—	258	—	258	—
Corporate debt	515	—	515	—	135	—	135	—
U.S. government and agency notes	22	—	22	—	39	—	39	—
Other fixed income securities	33	—	33	—	15	—	15	—
EETC	60	—	—	60	66	—	—	66
Fuel derivatives, net	73	—	73	—	375	—	375	—
Foreign currency derivatives	(1)	—	(1)	—	(7)	—	(7)	—
Restricted cash	569	569	—	—	387	387	—	—

	United
Cash and cash equivalents	$3,458	$3,458	$—	$—	$4,665	$4,665	$—	$—
Short-term investments:
CDARS	87	—	87	—	—	—	—	—
Asset-backed securities	29	—	29	—	—	—	—	—
Corporate debt	138	—	138	—	—	—	—	—
U.S. government and agency notes	5	—	5	—	—	—	—	—
Other fixed income securities	16	—	16	—	—	—	—	—
EETC	60	—	—	60	66	—	—	66
Fuel derivatives, net	44	—	44	—	277	—	277	—
Restricted cash	433	433	—	—	227	227	—	—

	Continental
Cash and cash equivalents	$2,782	$2,782	$—	$—	$3,398	$3,398	$—	$—
Short-term investments:
Auction rate securities	113	—	—	113	119	—	—	119
CDARS	268	—	268	—	45	—	45	—
Asset-backed securities	449	—	449	—	258	—	258	—
Corporate debt	377	—	377	—	135	—	135	—
U.S. government and agency notes	17	—	17	—	39	—	39	—
Other fixed income securities	17	—	17	—	15	—	15	—
Fuel derivatives, net	29	—	29	—	98	—	98	—
Foreign currency derivatives	(1)	—	(1)	—	(7)	—	(7)	—
Restricted cash	135	135	—	—	160	160	—	—
Convertible debt derivative asset	193	—	—	193	286	—	—	286
Convertible debt option liability	(95)	—	—	(95)	(164)	—	—	(164)

The tables below present disclosures about the activity for “Level Three” financial assets and financial liabilities for the twelve months ended December 31 (in millions):

	2011		2010
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$119	$66	$—	$51
Acquired in Merger	—	—	117	—
Settlements	(10)	(4)	—	(4)
Gains reported in earnings	3	—	—	—
Reported in other comprehensive income (loss)	1	(2)	2	19

Balance at December 31	$113	$60	$119	$66

(a)	For 2010 and 2011, United’s only Level Three recurring measurements are the above enhanced equipment trust certificate (“EETC”) securities.

As of December 31, 2011, Continental’s auction rate securities, which had a par value of $135 million and an amortized cost basis of $110 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of December 31, 2011, United’s EETC, which were repurchased in open market transactions in 2007, have an amortized cost basis of $66 million and unrealized losses of $6 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

	2011			2010
Continental (a)	Student Loan- Related Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan- Related Auction Rate Securities	Auction Rate Securities Put Right	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability
Balance at beginning of period	$119	$286	$(164)	$201	$20	$—	$—
Merger impact	—	—	—	—	—	520	(230)
Purchases, sales, issuances and settlements (net)	(10)	—	—	(106)	—	(263)	89
Gains and (losses):
Reported in earnings:
Realized	1	—	—	23	(21)	47	(36)
Unrealized	2	(93)	69	—	1	(18)	13
Reported in other comprehensive income	1	—	—	1	—	—	—

Balance at end of period	$113	$193	$(95)	$119	$—	$286	$(164)

(a)	For 2010, amounts represent combined Continental Successor and Predecessor.

During the first nine months of 2010, Continental sold, at par, auction rate securities having a par value of $106 million. For certain of these auction rate securities, Continental was granted a put right by an institution permitting Continental to sell to the institution at their full par value certain auction rate securities. Continental classified the auction rate securities with the underlying put right as trading securities and elected the fair value option under applicable accounting standards for the put right, with changes in the fair value of the auction rate securities and the underlying put right recognized in earnings currently. Continental recognized gains on the sales using the specific identification method. The gains were substantially offset by the cancellation of the related put rights. The net gains are included in other nonoperating income (expense) in the Continental Predecessor statement of consolidated operations and were not material. The Company did not hold any put rights as of December 31, 2010. In 2011, Continental sold, at par, auction rate securities having a par value of $10 million and recorded an immaterial gain in nonoperating income (expense).

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above for the years ended December 31 (in millions):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$11,682	$11,992	$13,845	$14,995
United debt	5,745	5,630	7,026	7,350
Continental debt	5,528	5,503	6,401	6,663

Fair value of the Company’s financial instruments was determined as follows:

Description	Fair Value Methodology
Cash, Cash Equivalents, Short-term Investments, Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

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

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	The Company used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

Nonrecurring Fair Value Measurements

The table below presents fair value measurements of nonfinancial assets that were performed during the years ended December 31, (in millions):

	2011		2010
	Fair Value	Loss	Fair Value	Loss
UAL
Nonoperating aircraft and spare engines	$—	$—	$128	$120
Routes	—	—	124	29
Airport slots	8	4	—	—
United
Nonoperating aircraft and spare engines	$—	$—	$128	$120
Routes	—	—	124	29
Continental
Airport slots	$8	$4	$—	$—

The Company utilized the market approach to estimate the fair value of its aircraft. The Company determined the estimated fair value of the routes using an income approach. Slots were valued using a combination of the income and market approaches. Where no value is indicated in the table above, a fair value measurement was not performed that year. The Company considers the valuation of the items above to be Level 3 due to the inclusion of unobservable inputs.

During 2011, Continental recorded impairment charges of $4 million on certain intangible assets related to foreign take-off and landing slots to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets.

During 2010, United recorded impairments of nonoperating aircraft and spare engines totaling $120 million, primarily due to a decrease in the market value of its nonoperating Boeing 737 and 747 aircraft. United also recorded a $29 million impairment to its indefinite-lived route asset in Brazil, due to a decrease in the value of these routes as a result of an open skies agreement between the United States and Brazil.

NOTE 13—HEDGING ACTIVITIES

Fuel Derivatives

As of December 31, 2011, our projected fuel requirements for 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	11%	$3.13	11%	$2.52
Heating oil call options	7	3.22	N/A	N/A
Brent crude oil collars	6	2.74	6	1.91
Diesel fuel collars	4	3.12	4	2.35
Aircraft fuel swaps	1	2.90	1	2.90
WTI crude oil call options	1	2.37	N/A	N/A
WTI crude oil swaps	1	2.25	1	2.25

Total	31%		23%

(a)	Represents a hedge of approximately 47% of UAL’s expected first quarter consumption with decreasing hedge coverage later throughout 2012.

Aircraft fuel is the Company’s single largest operating expense. In addition, aircraft fuel is a globally traded commodity with significant price volatility. Aircraft fuel prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain aircraft fuel for operations. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company uses fixed price swaps, purchased call options, collars or other commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. The Company strives to maintain fuel hedging levels and exposure such that the Company’s fuel cost is not disproportionate to the fuel costs of its major competitors. The Company does not enter into derivative instruments for non-risk management purposes.

Prior to April 1, 2010, United’s instruments classified as economic hedges were not designated as cash flow or fair value hedges under accounting principles related to hedge accounting. All changes in the fair value of economic hedges were recorded in income, with the offset to either current assets or liabilities in each reporting period. Economic fuel hedge gains and losses were classified as part of aircraft fuel expense, and fuel hedge gains and losses from instruments that are not deemed economic hedges were classified as part of nonoperating income (expense).

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

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements. As of December 31, 2011 and December 31, 2010, all of the Company’s fuel derivatives were designated as cash flow hedges.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Derivatives designated as cash flow hedges	Balance Sheet Location	2011			2010
		UAL	United	Continental	UAL	United	Continental
Assets:
Fuel contracts due within one year	Receivables	$77	$48	$29	$375	$277	$98

Liabilities:
Fuel contracts due within one year	Other current liabilities	$4	$4	$—	$—	$—	$—

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Fuel derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	2011	2010	2011	2010	2011	2010
UAL	$163	$170	$503	$(70)	$(59)	$10
United	172	101	417	(84)	(21)	8
Continental—Successor	(9)	69	86	14	(38)	2
Continental—Predecessor	N/A	(4)	N/A	(23)	N/A	(2)

Derivatives not designated as cash flow hedges	Aircraft Fuel Gain (Loss)			Nonoperating Income (Expense)			Total Gain (Loss)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fuel:
UAL/United	$—	$(35)	$104	$—	$—	$31	$—	$(35)	$135

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of December 31, (in millions):

	2011			2010
	UAL	United	Continental	UAL	United	Continental
Net derivative assets with counterparties	$73	$44	$29	$375	$277	$98
Collateral held by the Company (a)	—	—	—	63	63	—

Potential loss related to the failure of the Company’s counterparties to perform	$73	$44	$29	$312	$214	$98

(a)	Classified as an other current liability.

The Company considers counterparty credit risk in determining its exposure and the fair value of its financial instruments. The Company considers credit risk to have a minimal impact on fair value because cash collateral is provided by the Company’s hedging counterparties periodically based on current market exposure and the credit-worthiness of the counterparties.

NOTE 14—DEBT

(In millions)	At December 31,
	2011	2010
United:
Secured
Notes payable, fixed interest rates of 6.64% to 12% (weighted average rate of 8.42% as of December 31, 2011), payable through 2022	$2,044	$2,469
Amended credit facility, LIBOR plus 2.0%, due 2014	1,219	1,237
Notes payable, floating interest rates of LIBOR plus 0.20% to 11.30%, payable through 2019	985	1,165
9.875% senior secured notes and 12% second lien due 2013	650	700
12.75% senior secured notes due 2012	172	173
Unsecured
4.5% senior limited subordination convertible notes due 2021	156	726
6% senior notes due 2031	652	615
8% senior notes due 2026	125	—
5% senior convertible notes due 2021	—	150
Other	17	72

	6,020	7,307

Less: unamortized debt discount	(275)	(281)
Less: current portion of long-term debt—United	(615)	(1,546)

Long-term debt, net—United	$5,130	$5,480

Continental:
Secured
Notes payable, fixed interest rates of 4.75% to 9.25% (weighted average rate of 7.09% as of December 31, 2011), payable through 2022	$3,093	$3,290
Notes payable, floating interest rates of LIBOR plus 0.35% to 5.0%, due 2021	1,171	1,407
6.75% senior secured notes due 2015	800	800
Advance purchases of mileage credits	—	273
Unsecured
6% convertible junior subordinated debentures due 2030	248	248
4.5% convertible notes due 2015	230	230
8.75% note payable due 2011	—	200
Other	—	6

	5,542	6,454
Less: unamortized debt (discount) premium	50	20
Less: current maturities	(571)	(865)

Long-term debt, net—Continental (a)	$5,021	$5,609

UAL Consolidated:
6% senior convertible notes due 2029	345	345

Long-term debt, net—UAL (consolidated)	$10,496	$11,434

(a)	As further described below under “Convertible Debt Securities,” there is a basis difference between UAL and Continental debt values, because we were required to apply different accounting methodologies. The Continental debt presented above does not agree to Continental balance sheet by the amount of this adjustment.

On December 22, 2011, the Company entered into a new $500 million Credit and Guaranty Agreement, dated as of December 22, 2011 (the “Revolving Credit Facility”) with a syndicate of banks, led by Citibank, N.A., as administrative agent. The facility has an expiration date of January 30, 2015 and is secured by take-off and landing slots of United and Continental at Newark Liberty, LaGuardia and Washington Reagan and certain of their other assets. The Revolving Credit Facility requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Revolving Credit Facility of 1.67 to 1.0 at all times. The Revolving Credit Facility includes events of default customary for similar financings. In addition, the Revolving Credit Facility contains cross-default and cross-acceleration provisions pursuant to which a default and/or acceleration of certain other material indebtedness of the Company could result in a default under the Revolving Credit Facility. The commitment capacity of $500 million can be used for any combination of revolving loans and letters of credit. As of December 31, 2011, the Company had all of its commitment capacity available under the Revolving Credit Facility.

As of December 31, 2011, United had cash collateralized $194 million of letters of credit, most of which had previously been issued under the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). United also had $163 million of performance bonds. Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2011 in the amount of approximately $71 million. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2015.

The table below presents the Company’s contractual principal payments at December 31, 2011 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United	Continental
2012	$1,186	$615	$571
2013	1,857	1,154	703
2014	2,123	1,721	402
2015	1,963	396	1,567
2016	904	411	493
After 2016	3,874	1,723	1,806

	$11,907	$6,020	$5,542

As of December 31, 2011, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. As of December 31, 2011, UAL, United and Continental were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

The Company’s significant financing agreements are summarized below:

Chase Co-Brand Agreement. United and Continental each had significant contracts to sell frequent flyer miles to Chase through their separate co-branded agreements. As a result of the contract modification of these co-brand agreements, Continental’s pre-purchased credit and debit card miles liabilities that had been accounted for as long-term debt were reclassified to advanced purchase of miles as the terms related to the miles have been changed such that the pre-purchased miles no longer meet the definition of debt. As a result, Continental’s long-term debt decreased $210 million and advanced purchase of miles increased $270 million.

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

The obligations of UAL, United, Continental and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under its Amended Credit Facility. All of Continental’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by Continental to secure its 6.75% Senior Secured Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among Continental, United, Paymentech, LLC and JPMorgan Chase. After Continental’s OnePass Program anticipated termination in 2012, certain of the OnePass Program assets will be added as collateral to such MileagePlus assets.

UAL—Parent Only

6% Senior Convertible Notes. The 6% Senior Convertible Notes due 2029 (the “UAL 6% Senior Convertible Notes”) may be converted by holders into shares of UAL’s common stock at a conversion price of approximately $8.69 per share. UAL does not have the option to pay the conversion price in cash upon a noteholder’s conversion; however, UAL may redeem for cash all or part of the UAL 6% Senior Convertible Notes on or after October 15, 2014. In addition, holders of the UAL 6% Senior Convertible Notes have the right to require UAL to purchase all or a portion of their notes on each of October 15, 2014, October 15, 2019 and October 15, 2024 or if certain changes of control of UAL occur, payable by UAL in cash, shares of UAL common stock or a combination thereof, at UAL’s option.

United

The 4.5% Senior Limited Subordination Convertible Notes due 2021 (the “4.5% Notes”), 5% Senior Convertible Notes due 2021 (the “5% Notes”) and 6% Senior Notes due 2031 (the “6% Senior Notes”), as further described below, were issued by UAL, have been pushed down to United and are reflected as debt of United. The obligations of UAL under each of these notes and the indentures under which these notes were issued are unconditionally guaranteed by United.

4.5% Notes. In June 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Notes due 2021 with cash after the notes were put to UAL by the noteholders. The 4.5% Notes do not require any additional payment of principal prior to maturity; however, holders of the 4.5% Notes have the option to require UAL to repurchase all or a portion of their notes on June 30, 2016. UAL may elect to pay the repurchase price in cash, shares of UAL common stock or a combination thereof. The 4.5% Notes are junior, in right of payment upon liquidation, to UAL’s obligations under the 6% Senior Notes discussed below. The 4.5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof except that UAL may elect to pay the redemption price in shares of UAL common stock only if the closing price of UAL common stock has not been less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date.

5% Notes. In the first quarter of 2011, UAL repurchased all of its $150 million face value 5% Notes due in 2021 with cash after substantially all of the notes were put to UAL by the noteholders.

6% Senior Notes. The 6% Senior Notes do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. UAL may pay interest in cash, or, on or prior to December 31, 2011, UAL may pay interest by issuing UAL common stock with a market value as of the close of business immediately preceding the relevant interest payment date equal to the amount of interest due or by issuing additional 6% Senior Notes. The 6% Senior Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof. Upon a change in control or the occurrence of a “fundamental change” as defined in the indenture governing the 6% Senior Notes, UAL has an obligation to redeem the 6% Senior Notes. In the case of such mandatory redemption, UAL may elect to redeem the notes in cash, shares of UAL common stock or a combination thereof. UAL issued approximately $37 million of 6% Senior Notes during the year ended December 31, 2011 to pay interest in-kind resulting in approximately $652 million of total outstanding amount.

8% Contingent Senior Unsecured Notes PBGC. UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Unsecured Notes PBGC (“8% Notes”) in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year). A triggering event occurs when UAL’s EBITDAR, as defined in the 8% Notes indenture, exceeds $3.5 billion over the prior 12 months ending June 30 or December 31 of any applicable fiscal year. The 12-month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. It is the Company’s policy to record an obligation for a tranche at the end of the 12-month measurement period when it is known that a financial triggering event has been met. If any 8% Notes are issued, the Company will not receive any cash. Any 8% Notes issued will result in a charge to earnings equal to the fair value of the 8% Notes required to be issued. The payment of liabilities arising in connection with the 8% Notes will be included as cash flows from operating activities in the Company’s statements of consolidated cash flows. Two tranches of 8% Notes could be issued on the same date if financial triggering events occur on both EBITDAR measurement periods ended June 30 and December 31 of the same year. UAL common stock can be issued in lieu of the 8% Notes only if the issuance of such 8% Notes would cause a default under other outstanding securities.

During 2011, a financial triggering event under the 8% Notes indenture occurred at both June 30, 2011 and December 31, 2011 and, as a result, UAL issued two tranches of $62.5 million of the 8% Notes in January 2012. These tranches will mature June 30, 2026 and December 31, 2026, respectively, with interest accruing from the triggering event measurement date at a rate of 8% per annum that is payable in cash in semi-annual installments starting June 30, 2012. These tranches of 8% Notes will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. In 2011, UAL recorded a liability for the fair value of two $62.5 million tranches which totaled $88 million. These charges are integration-related costs classified as special charges because the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the indenture. The amounts recorded are net of discounts applied to the future principal and interest payments using market interest rates for similar structured notes. These are the first two occurrences of UAL’s obligation to issue any tranches of 8% Notes. Upon issuance of the 8% Notes by UAL, they will be pushed down to United and reflected as debt of United as they are guaranteed by United.

United Amended Credit Facility. Prior to December 21, 2011, United’s Amended Credit Facility had been comprised of two separate tranches: (i) a Tranche A consisting of a $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan which had a balance of $1.219 billion as of December 31, 2011. The Tranche A facility was terminated on December 21, 2011 and the Tranche B term loan matures on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at United’s option, can be either a base rate or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin of 1.0% in the case of base rate loans and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semiannual payments of principal equal to $9 million. United may prepay some or all of the Tranche B loans from time to time, at par plus accrued and unpaid interest.

Amended Credit Facility Collateral. United’s obligations under the Amended Credit Facility are unconditionally guaranteed by United Continental Holdings, Inc. and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the “Guarantors”). As of December 31, 2011, the Amended Credit Facility was secured by certain of United’s international route authorities, international slots, related gate interests and associated rights, aircraft, and spare engines. The international routes include the Pacific (including China and Hong Kong, but excluding Japan) and London Heathrow routes (the “Primary Routes”) that United had as of February 2, 2007.

Amended Credit Facility Covenants. The Amended Credit Facility contains covenants, that among other things, restrict the ability of United and the Guarantors to sell assets, incur additional indebtedness, make investments, pay dividends on or repurchase stock, or merge with other companies. UAL and United must maintain a specified minimum 1.5 to 1.0 ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction losses, increases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance (as defined by the Amended Credit Facility) of $1.0 billion at all times, and (ii) a minimum collateral ratio of 150% at any time, or 200% at any time following the release of the Primary Routes having an appraised value in excess of $1 billion in the aggregate, unless the Primary Routes are the only collateral then pledged, in which case a minimum collateral ratio of 150% is required. To date, Primary Routes having an appraised value of $875 million have been released. The minimum collateral ratio is calculated as the market value of collateral to the sum of (a) the aggregate outstanding amount of the loans, plus (b) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates.

The Amended Credit Facility includes events of default customary for similar financings. In addition, the Amended Credit Facility contains cross-default and cross-acceleration provisions pursuant to which default and/or acceleration of certain other material indebtedness of the Company could result in a default under the Amended Credit Facility.

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless United obtains a waiver of or amendment of such covenants, or otherwise mitigates or cures, any such default. A default could result in a termination of the Amended Credit Facility.

United Senior Secured Notes. In January 2010, United issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 (the “United Senior Secured Notes”) and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (the “United Senior Second Lien Notes”) (collectively, the “United Senior Notes”). United may redeem some or all of the United Senior Notes at any time on or after February 1, 2012 at specified redemption prices. If United sells certain of its assets or if it experiences specific kinds of a change in control, United will be required to offer to repurchase the notes. The United Senior Notes are unconditionally guaranteed by UAL and UAL’s subsidiaries that are guarantors or direct obligors under its Amended Credit Facility. The United Senior Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. The indenture for the United Senior Notes includes covenants that, among other things, restrict United’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, the indentures governing the United Senior Notes contain a covenant that requires the Company to maintain a minimum ratio of collateral value to debt obligations, which if not met may result in the acceleration of payments under the United Senior Notes. United may meet this minimum ratio by providing certain non-cash collateral and/or by redeeming, repurchasing or repaying in part the United Senior Notes pursuant to any available optional redemption provisions of the indentures governing the United Senior Notes. In addition, if United fails to maintain a collateral coverage ratio of 1.5 to 1.0 on the United Senior Secured Notes, United must pay additional interest on the United Senior Notes at the rate of 2% per annum until the collateral coverage ratio on the United Senior Secured Notes equals at least 1.5 to 1.0. The indentures governing the United Senior Notes also contain a cross-acceleration provision pursuant to which a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under such indentures. The indentures for the United Senior Notes also include events of default customary for similar financings.

United EETCs. United has several EETC financings currently outstanding. Generally, the structure of all of these EETC financings consist of pass-through trusts created by United to issue pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by United’s aircraft. The payment obligations of United under the equipment notes are fully and unconditionally guaranteed by UAL. In 2009, through two transactions, United created three pass-through trusts that issued a total of approximately $1.5 billion of pass-through certificates. In connection with these transactions, United issued $161 million of equipment notes in 2009 and the remaining amount of equipment notes ($1.308 billion) in 2010. Proceeds received from the sale of pass-through certificates are initially held by a depository in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Approximately $1.1 billion of the 2010 proceeds was used to repay equipment notes related to EETCs that had been issued in prior years and the remaining amount was used for general corporate purposes. See Note 16 for additional information related to the United EETCs.

Continental

6.75% Notes. In August 2010, Continental issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015 (the “6.75% Notes”). Continental may redeem some or all of the Continental Senior Secured Notes at any time on or after September 15, 2012 at specified redemption prices. If Continental sells certain of its assets or if it experiences specific kinds of a change in control, Continental will be required to offer to repurchase the notes. Continental’s obligations under the notes are unconditionally guaranteed by certain of its subsidiaries. The 6.75% Notes and related guarantees are secured by certain of Continental’s U.S.-Asia and U.S.-London Heathrow routes and related assets, all of the outstanding common stock and other assets of the guarantor subsidiaries and substantially all of the other assets of the guarantors, including route authorities and related assets.

The indenture for the 6.75% Notes includes covenants that, among other things, restrict Continental’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, if Continental fails to maintain a collateral coverage ratio of 1.5 to 1.0, Continental must pay additional interest on notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. The indenture for the 6.75% Notes also includes events of default customary for similar financings. In conjunction with the issuance of the notes, Continental repaid a $350 million senior secured term loan credit facility that was due in June 2011.

Continental EETCs Secured by Aircraft. Continental has several EETC financings outstanding, which are similar in structure to the United EETCs described above. In December 2010, Continental created two pass-through trusts, one of which issued approximately $363 million aggregate principal amount Class A pass-through certificates with a stated interest rate of 4.75% and one which issued approximately $64 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.0%. The proceeds of the issuance of the Class A and Class B pass-through trusts, which amounted to approximately $427 million, were used to purchase equipment notes issued by Continental. Of the $427 million in proceeds, $188 million was received in 2010 and the remaining amount was received in 2011. The proceeds were used to fund the acquisition of new aircraft and in the case of the currently owned aircraft, for general corporate purposes. In 2009, through two transactions Continental created three pass-through trusts to issue a total of approximately $1.0 billion of certificates. In connection with these transactions, Continental issued $390 million of equipment notes in 2009 and $644 million of equipment notes in 2010. The proceeds from the issuances were used to finance the acquisition of new aircraft and in the case of the currently owned aircraft, for general corporate purposes. Consistent with the United EETC structure described above, Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of EETCs. See Note 16 for additional information related to the Continental EETCs.

Continental EETCs Secured by Spare Parts Inventory. Continental has two series of notes totaling $304 million, which bear interest at LIBOR plus a margin that are secured by the majority of its spare parts inventory. In connection with these equipment notes, Continental entered into a collateral maintenance agreement requiring it, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. Continental must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, Continental must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions.

Convertible Debt Securities

Following the Merger, UAL, Continental and the trustees for Continental’s 4.5% Convertible Notes due 2015 (the “Continental 4.5% Notes”), 5% Convertible Notes due 2023 (the “Continental 5% Notes”) and 6% Convertible Junior Subordinated Debentures due 2030 (the “6% Convertible Debentures”) entered into supplemental indenture agreements to make Continental’s convertible debt, which was previously convertible into shares of Continental common stock, convertible into shares of UAL common stock. For purposes of the Continental separate-entity reporting, as a result of the Continental debt becoming convertible into the stock of a non-consolidated entity, the embedded conversion options in Continental’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the carrying value of Continental’s debt, net of current maturities, on a separate-entity reporting basis as of December 31, 2011 and December 31, 2010 was $4,957 million and $5,536 million, respectively, which is $64 million and $73 million, respectively, lower than the consolidated UAL carrying values on those dates.

In addition, UAL’s contractual commitment to provide common stock to satisfy Continental’s obligation upon conversion of the debt is an embedded call option on UAL common stock that is also required to be separated and accounted for as though it is a free-standing derivative. The fair value of the indenture derivatives on a separate-entity reporting basis as of December 31, 2011 and December 31, 2010 was an asset of $193 million and $286 million, respectively. The fair value of the embedded conversion options as of December 31, 2011 and December 31, 2010, was a liability of $95 million and $164 million, respectively. The initial contribution of the indenture derivatives to Continental by UAL is accounted for as additional-paid-in-capital in Continental’s separate-entity financial statements. Changes in fair value of both the indenture derivatives and the embedded conversion options subsequent to October 1, 2010 are recognized currently in nonoperating income (expense).

Continental 4.5% Notes. The Continental 4.5% Notes are convertible into UAL common stock at a conversion price of approximately $18.93 per share. Continental does not have the option to pay the conversion price in cash; however, holders of the notes may require Continental to repurchase all or a portion of the notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

6% Convertible Junior Subordinated Debentures. In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the “Trust”) of which Continental owns all the common trust securities, completed a private placement of five million 6% convertible preferred securities, called Term Income Deferrable Equity Securities (the “TIDES”). The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of UAL common stock at a conversion rate of $57.14 per share of common stock (equivalent to approximately 0.875 of a share of UAL common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the Trust are 6% Convertible Debentures with an aggregate principal amount of $248 million as of December 31, 2011 issued by Continental and which mature on November 15, 2030. The 6% Convertible Debentures are redeemable by Continental, in whole or in part, on or after November 20, 2003 at designated redemption prices. If Continental redeems the 6% Convertible Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the 6% Convertible Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the 6% Convertible Debentures, unless previously converted.

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

Continental Subsidiary Trust. The Trust is a subsidiary of Continental, and the TIDES are mandatorily redeemable preferred securities with a liquidation value of $248 million. The Trust is a variable interest entity (“VIE”) because Continental has a limited ability to make decisions about its activities. However, Continental is not the primary beneficiary of the Trust. Therefore, the Trust and the mandatorily redeemable preferred securities issued by the Trust are not reported in Continental’s balance sheets. Instead, Continental reports its 6% convertible junior subordinated debentures held by the Trust as long-term debt and interest on these debentures is recorded as interest expense for all periods presented in the accompanying financial statements.

NOTE 15—LEASES AND CAPACITY PURCHASE AGREEMENTS

The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2011, the Company’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under capacity purchase agreements and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Operating Leases
	UAL (b), (c)	United	Continental (c)
Aircraft Operating Leases
2012	$1,688	$705	$1,000
2013	1,597	647	959
2014	1,518	595	930
2015	1,243	417	828
2016	984	246	738
After 2016	2,391	392	1,999

	$9,421	$3,002	$6,454

Facility and Other Operating Leases
2012	$1,222	$699	$523
2013	998	624	374
2014	919	561	358
2015	795	462	333
2016	723	420	303
After 2016	5,738	2,174	3,564

	$10,395	$4,940	$5,455

Capital Leases (a)
2012	$228	$206	$22
2013	221	197	24
2014	207	183	24
2015	187	164	23
2016	173	150	23
After 2016	836	332	504

Minimum lease payments	$1,852	$1,232	$620

Imputed interest	(799)	(375)	(424)

Present value of minimum lease payments	1,053	857	196
Current portion	(125)	(122)	(3)

Long-term obligations under capital leases	$928	$735	$193

(a)	As of December 31, 2011, United’s aircraft capital lease minimum payments relate to leases of 49 mainline and 38 regional aircraft and Continental’s aircraft capital lease minimum payments relate to nonaircraft assets. United’s and Continental’s imputed interest rate ranges are 3.2% to 20.0% and 5.0% to 8.4%, respectively.
(b)	The operating lease payments presented above include United’s and Continental’s future payments of $13 million and $165 million, respectively, related to nonoperating aircraft as of December 31, 2011. United and Continental have 12 and 25 nonoperating aircraft subject to leases, respectively. United’s regional carrier, Express Jet, subleases aircraft from Continental; UAL operating lease payments exclude payments related to these aircraft.
(c)	For UAL and Continental, the table above does not include projected sublease income of $106 million to be received through 2016 from other operators related to aircraft that are not operated on Continental’s behalf. Continental expects such sublease income to be $25 million, $20 million, $20 million, $20 million and $21 million in each of the next five years, respectively.

Aircraft operating leases have initial terms of one to twenty-six years, with expiration dates ranging from 2012 through 2025. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. The Company has facility operating leases that extend to 2032.

United and Continental are the lessees of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $270 million and $1.4 billion, respectively, of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning VIEs. To the extent the Company’s leases and related guarantees are with a separate legal entity other than a governmental entity, the Company is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature as discussed in Note 16.

In October 2009, United amended a capacity agreement with one of its regional carriers. The amendment extended the lease terms on 40 existing aircraft and added 14 new aircraft to the amended agreement. As a result of this amendment, capital lease assets and obligations increased by $250 million.

In January 2009, United amended its lease of the Chicago O’Hare International Airport cargo facility. This amendment resulted in proceeds to United of approximately $160 million in return for United’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The proceeds were recorded as a deferred credit. This deferred credit, net of $18 million of carrying value of abandoned leasehold interests, will be amortized through 2022.

The table below summarizes the Company’s nonaircraft rent expense, net of minor amounts of sublease rentals, for the years ended December 31, (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2011	$1,265	$666	$599
2010	839	685	154	$452
2009	644	644		578

In addition to nonaircraft rent in the table above and aircraft rent, which is separately presented in the consolidated statements of operations, UAL had aircraft rent related to regional aircraft operating leases, which is included as part of regional capacity purchase expense in UAL’s consolidated statement of operations, of $498 million, $411 million and $443 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, UAL’s regional aircraft rent, which is included as part of regional capacity purchase expense, consisted of $395 million and $103 million related to United and Continental, respectively.

In connection with UAL Corporation’s and United’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and UAL’s and Continental’s acquisition accounting adjustments related to the Merger, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if the Company had entered into the leases at market rates. The related remaining lease terms are one to 13 years for United and one to 14 years for Continental. The lease valuation adjustments are classified within other noncurrent assets and other noncurrent liabilities, respectively, and are as follows as of December 31, (in millions):

	UAL	United	Continental
Gross deferred asset	$263	$263	$—
Less: accumulated amortization	(155)	(155)	—

Net deferred asset balance at December 31, 2010	108	108	—
Less: accumulated amortization	(14)	(14)	—

Net deferred asset balance at December 31, 2011	$94	$94	$—

Gross deferred liability	$(1,433)	$—	$(1,433)
Less: accumulated amortization	59	—	59

Net deferred liability at December 31, 2010	(1,374)	—	(1,374)
Less: accumulated amortization	241	—	241

Net deferred liability at December 31, 2011	$(1,133)	$—	$(1,133)

Regional Capacity Purchase Agreements

The Company has capacity purchase agreements (“CPAs”) with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. In exchange for the regional carriers’ operation of the flights and performance of other obligations under the CPAs, we have agreed to pay the regional carrier a pre-determined rate, subject to annual inflation adjustments (capped at 3%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse the regional carrier for various pass-through expenses (with no margin or mark-up) related to the flights, including aviation insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s and Continental’s CPAs are for 291 and 265 regional aircraft, respectively, and the United and Continental CPAs have terms expiring through 2024 and 2021, respectively. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those leased from third party lessors and operated by the regional carriers.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. Continental’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) that inflation is projected to be between 1.3% and 3.0% per year. Based on these assumptions as of December 31, 2011, our future payments through the end of the terms of our CPAs are presented in the table below (in millions). These amounts exclude variable pass-through costs such as fuel and landing fees, among others.

	UAL	United	Continental
2012	$1,653	$912	$741
2013	1,568	855	713
2014	1,403	733	670
2015	1,261	645	616
2016	1,022	418	604
After 2016	2,855	1,127	1,728

	$9,762	$4,690	$5,072

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s and Continental’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2012 would result in a corresponding change in cash obligations under the CPAs of approximately $78 million (8.6%) and $72 million (9.7%), respectively.

NOTE 16—VARIABLE INTEREST ENTITIES

Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the fair value of the entity’s net assets exclusive of variable interests. VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts. An entity is a VIE if (a) the entity lacks sufficient equity or (b) the entity’s equity holders lack power or the obligation and right as equity holders to absorb the entity’s expected losses or to receive its expected residual returns. Therefore, if the equity owners as a group do not have the power to direct the entity’s activities that most significantly impact its economic performance, the entity is a VIE.

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 11 United mainline jet aircraft and 73 Continental mainline jet aircraft contain a fixed-price purchase option that allow United and Continental to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering substantially all of Continental’s 256 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. The Company has not consolidated the related trusts because, even taking into consideration these purchase options, the Company is still not the primary beneficiary. The Company’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 15.

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

United is the lessee of real property under a long-term lease at Denver International Airport where it is also the guarantor of approximately $270 million of underlying debt and interest (the “Denver Bonds”) thereon. The related lease obligation is accounted for as an operating lease with the associated expense recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032. Since the lease is with a governmental organization, it is excluded from the consolidation requirements concerning VIEs.

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

The primary risk of the pass-through trusts is credit risk (i.e. the risk that United or Continental, the issuer of the equipment notes, may be unable to make its principal and interest payments). The primary purpose of the pass-through trust structure is to enhance the credit worthiness of the Company’s debt obligation through certain bankruptcy protection provisions, a liquidity facility (in certain of the EETC structures) and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower the Company’s total borrowing cost. Pass-through trusts are established to receive principal and interest payments on the equipment notes purchased by the pass-through trusts from the Company and remit these proceeds to the pass-through trusts’ certificate holders.

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

See Note 17 for a discussion of the Company’s fuel consortia and other guarantees.

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

Commitments. The table below summarizes the Company’s commitments as of December 31, 2011, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions):

	UAL	United	Continental
2012	$1,625	$167	$1,458
2013	1,091	79	1,012
2014	1,025	95	930
2015	1,772	373	1,399
2016	1,817	1,137	680
After 2016	5,697	5,697	—

	$13,027	$7,548	$5,479

United Aircraft Commitments

As of December 31, 2011, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft, and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

Continental Aircraft Commitments

As of December 31, 2011, Continental had firm commitments to purchase 82 new aircraft (57 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. Continental expects to place into service 19 Boeing 737 aircraft, of which two have been delivered prior to the filing of this report, and five Boeing 787 aircraft in 2012. Continental also has options to purchase 89 additional Boeing 737 and 787 aircraft.

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

The Company is currently in discussions with Boeing over potential compensation related to delays in the 787 aircraft deliveries. The Company is not able to estimate the ultimate success, amount of, nature or timing of any potential recoveries from Boeing over such delays.

Credit Card Processing Agreements

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

As of December 31, 2011, United and Continental provided a reserve of $25 million, as required under their combined credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC. Additional reserves may be required under this or other credit card processing agreements of United or Continental if the amount of unrestricted cash, cash equivalents, short-term investments and undrawn amounts under any revolving credit facilities held by United and Continental is less than $3.5 billion as of any calendar month-end measurement date. In addition, in certain circumstances, an increase in the future reserve requirements and the posting of a significant amount of cash collateral as provided by the terms of any or all of United’s and Continental’s material credit card processing agreements could materially reduce the Company’s liquidity.

Guarantees and Off-Balance Sheet Financing

Fuel Consortia. The Company participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2011, approximately $1.4 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2011, UAL’s contingent exposure was approximately $271 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2011, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $214 million and $57 million, respectively. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

Guarantees. United has guaranteed interest and principal payments on $270 million of the Denver Bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless United elects not to extend its equipment and ground lease in which case the bonds are due in 2023. The related lease obligation is accounted for as an operating lease with the associated expense recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032, and is included in our lease commitments disclosed in Note 15. Continental has guaranteed approximately $1.6 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below.

Continental is contingently liable for US Airways’ obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia (which lease agreement was assigned by US Airways to Delta Air Lines, Inc. (“Delta”)). These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $79 million at December 31, 2011, and a final scheduled maturity in 2015. If both US Airways and Delta default on these obligations, Continental would be obligated to cure the default and would have the right to occupy the terminal after US Airways’ and Delta’s interest in the lease had been terminated.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the LIBOR for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2011, UAL had $2.9 billion of floating rate debt (consisting of United’s $2.1 billion and Continental’s $820 million of debt) and $405 million of fixed rate debt (consisting of United’s $205 million and Continental’s $200 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate balance of $3.3 billion (consisting of United’s $2.3 billion and Continental’s $964 million balance), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Houston Bush Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it would begin construction of the first phase of a three-phase $1 billion terminal improvement project for Terminal B at George Bush Intercontinental Airport (“Houston Bush”) by the end of 2011. In November 2011, the City of Houston issued approximately $113 million of special facilities revenue bonds to finance the construction of a new south concourse at Houston Bush dedicated to the Company’s regional jet operations. The bonds are guaranteed by Continental and are payable from certain rentals paid by Continental under a special facilities lease agreement with the City of Houston. UAL’s initial commitment is to construct the first phase of the currently anticipated three-phase project. UAL’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is funded by special facilities revenue bonds. Construction of the remaining phases of the project will be based on demand over the next 7 to 10 years, with phase one currently expected to be completed in late 2013.

Based on a qualitative assessment of the Houston Bush Terminal B Redevelopment Project due to the fact that Continental is guaranteeing the special facilities revenue bonds and the requirement that UAL or one of its subsidiaries fund cost overruns with no stated limits, the Company being considered the owner of the property during the construction period for accounting purposes. As a result, the construction project is being treated as a financing transaction such that the property and related financing will be included on UAL’s consolidated balance sheet as an asset under operating property and equipment and an obligation under long-term liabilities.

Labor Negotiations. As of December 31, 2011, UAL and its subsidiaries had approximately 87,000 active employees, of whom approximately 72% are represented by various U.S. labor organizations. United and Continental had approximately 82% and 61%, respectively, of their active employees represented by various U.S. labor organizations. We are in the process of negotiating amended collective bargaining agreements with our employee groups.

NOTE 18—STATEMENT OF CONSOLIDATED CASH FLOWS—SUPPLEMENTAL DISCLOSURES

Supplemental disclosures of cash flow information and non-cash investing and financing activities for the years ended December 31, are as follows (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2011
Cash paid during the period for:
Interest (net of amounts capitalized)	$855	$495	$360
Income taxes	10	2	—
Non-cash transactions:
Property and equipment acquired through issuance of debt	$130	$—	$130
8% Contingent Senior Unsecured Notes, net of discount	88	88	—
Interest paid in kind on UAL 6% Senior Notes	37	37	—

2010
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$600	$489	$111	$210
Income taxes	(16)	(16)	—	1
Non-cash transactions:
Redemption of Continental’s 5% Convertible Notes with UAL common stock	$175	$—	$175	$—
Property and equipment acquired through issuance of debt and capital leases	98	—	98	465
Restricted cash collateral returned on derivative contracts	(45)	(45)	—	—
Interest paid in kind on UAL 6% Senior Notes	35	35	—	—

2009
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$411	$411		$326
Income taxes	(11)	(11)		1
Non-cash transactions:
Property and equipment acquired through issuance of debt and capital leases	$183	$183		$402
Capital lease assets and obligations recorded due to lease amendment	250	250		—
Restricted cash received as collateral on derivative contracts	49	49		—
Interest paid in kind on UAL 6% Senior Notes	33	33		—
Current operating payables reclassified to long-term debt due to supplier agreement	49	49		—

NOTE 19—ADVANCED PURCHASE OF MILES

United and Continental each had significant contracts to sell frequent flyer miles to Chase through their separate co-branded agreements. As a result of the 2011 contract modification of these co-brand agreements, Continental’s pre-purchased credit and debit card miles liabilities that had been accounted for as long-term debt were reclassified to advanced purchase of miles as the terms related to the miles have been changed such that the pre-purchased miles no longer meet the definition of debt. As a result, in 2011 Continental’s long-term debt decreased $210 million, advanced purchase of miles increased $270 million and other assets increased $60 million.

In July 2011, UAL sold an additional $165 million of pre-purchased miles to Chase. Continental rolled the remaining balance of the pre-paid miles under its previously existing co-branded agreement into the Co-Brand Agreement when it terminated its debit card co-brand agreement with Chase. UAL has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The Co-Brand Agreement contains termination penalties that may require United and Continental to make certain payments and repurchase outstanding pre-purchased miles in cases such as the Company’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as advanced purchase of miles in the non-current liabilities section of the Company’s consolidated balance sheets.

The obligations of UAL, United, Continental and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under its Amended Credit Facility. All of Continental’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by Continental to secure its 6.75% Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among Continental, United, Paymentech, LLC and JPMorgan Chase. After Continental’s OnePass Program anticipated termination in 2012, certain of the OnePass Program assets will be added as collateral to the Co-Brand Agreement.

NOTE 20—RELATED PARTY TRANSACTIONS

United and Continental

United and Continental participate in extensive code sharing, frequent flyer reciprocity and other cooperative activities. The other cooperative activities are considered normal to the daily operations of both airlines. As a result of these other cooperative activities, Continental paid United $312 million and United paid Continental $147 million during the year ended December 31, 2011. These payments do not include interline billings, which are common among airlines for transportation-related services. The Company accounts for other related party transactions between United and Continental similar to the way it treats other similar business transactions with other airlines. Most of these transactions are routinely settled through the interline clearing house, which is customarily used in the monthly settlement of such items. The settlement of other cooperative non-transport type of transactions is typically performed on a quarterly basis, with direct settlement between United and Continental. There were no material intercompany receivables or payables between United and Continental as of December 31, 2011.

The Company received a single operating certificate from the Federal Aviation Administration in 2011, and has significant additional key integration initiatives planned for early 2012 including as described below.

In 2011, the Company also announced that MileagePlus will be the loyalty program for the Company beginning in 2012. Continental’s loyalty program is expected to end in the first quarter 2012 at which point United will automatically enroll OnePass members in MileagePlus and deposit into those MileagePlus accounts award miles equal to their OnePass award miles balance. At the time of the transition to a single loyalty program, the related frequent flyer deferred revenue and advance purchase of miles liabilities for Continental’s OnePass program will be transferred to United. No gain or loss is expected from the transaction as the liabilities are expected to be transferred at their respective net book values.

As part of the integration, the Company plans to move to a single passenger service system in early 2012. In conjunction with a single passenger service system, all tickets sold after implementation of the system will be using the United ticket stock. As a result, the air traffic liability of Continental will diminish as remaining tickets sold by Continental are used or refunded, and United advanced ticket sales liability will increase accordingly. Revenue will continue to be recorded by the carrier that is operating the flight.

The Company also plans to merge Continental and United into one legal entity. Once this legal Merger occurs, the financial statements of United and Continental will be combined for all periods presented from the date of the Merger at their historical cost, and there will no longer be a requirement to separately report the historical financial statements of Continental.

United

During 2009, UAL contributed cash of $559 million to United consisting of the net proceeds that UAL generated from UAL equity and debt issuances in 2009.

See Note 14 for additional information regarding Continental’s debt that is convertible into shares of UAL common stock.

NOTE 21—MERGER AND INTEGRATION-RELATED COSTS AND SPECIAL ITEMS

Special Revenue Item. As discussed in Note 2, during the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the Merger. This modification resulted in the following one-time adjustment to decrease frequent flyer deferred revenue and increase special revenue in accordance with ASU 2009-13 for the year ended December 31, 2011 as follows (in millions):

	UAL	United	Continental
Special revenue item	$107	$88	$19

For the years ended December 31, integration and Merger-related costs and special items consisted of the following (in millions):

2011	UAL	United	Continental Successor	Continental Predecessor
Integration-related costs	$517	$360	$157
Termination of maintenance service contract	58	58	—
Aircraft-related gains, net	(6)	—	(6)
Intangible asset impairment	4	—	4
Other	19	15	4

Total	$592	$433	$159

2010	UAL	United	Continental Successor	Continental Predecessor
Merger costs:
Merger-related costs	$144	$114	$30	$10
Salary and severance-related	249	111	138	—
Integration-related costs	171	138	33	19

	564	363	201	29
Aircraft impairments	136	136	—	6
Goodwill impairment credit	(64)	(64)	—	—
Intangible asset impairment	29	29	—	—
Other	4	4	—	12

Total	$669	$468	$201	$47

2009	UAL	United	Continental Successor	Continental Predecessor
Intangible asset impairments	$150	$150		$12
Aircraft impairments	93	93		89
Pension settlement charges (Note 9)	—	—		29
Municipal bond litigation	27	27		—
Lease termination and other	104	104		15

Total	$374	$374		$145

UAL, United and Continental

Integration-related costs

Integration-related costs include costs to terminate certain service contracts that will not be used by the Company, costs to write-off system assets that are no longer used or planned to be used by the Company, payments to third-party consultants to assist with integration planning and organization design, severance related costs primarily associated with administrative headcount reductions, relocation and training, and compensation costs related to the systems integration. In addition, during 2011, UAL became obligated under the 8% Notes indenture to issue to the PBGC $125 million aggregate principal amount of 8% Notes, which UAL issued in January 2012. UAL recorded a liability for the fair value of the obligation of approximately $88 million, as described above in Note 14. This is being classified as an integration-related cost since the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the 8% Notes indenture.

Merger-related costs

Merger-related costs include charges related to the planning and execution of the Merger, including costs for items such as financial advisor, legal and other advisory fees. Salary and severance related costs are primarily associated with administrative headcount reductions and compensation costs related to the Merger. Integration-related costs include costs to terminate certain service contracts that will not be used by the Company, costs to write-off duplicate system assets that are no longer used or planned to be used by the Company, and third-party consultant fees to assist with integration planning and organization design. See Note 1 for additional information related to Merger-related costs.

Intangible asset impairments

During 2011, Continental recorded impairment charges of $4 million on certain intangible assets related to foreign take-off and landing slots to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets.

During 2010, the U.S. and Brazilian governments reached an open skies aviation agreement that removed the restriction on the number of flights into Sao Paulo by October 2015. As a result of these changes, United recorded a $29 million non-cash charge to write-down its indefinite-lived route asset in Brazil. In 2009, United recorded $150 million impairment of its tradename, which was primarily due to a significant decrease in expected future cash flows due to poor economic conditions. These impairments were based on estimated fair values, which were primarily developed using income methodologies, as described in Note 12.

Other

During 2011, both United and Continental adjusted their reserves for certain legal matters.

UAL and United

Aircraft impairments

The aircraft impairments summarized in the table above for 2010 and 2009 relate to United’s nonoperating Boeing 737 and Boeing 747 aircraft which declined in value, as older, less fuel efficient models became less valuable with increasing fuel costs. The carrying values of these nonoperating aircraft were reduced to estimated fair values. During the first quarter of 2010, the Company also estimated that certain of its aircraft-related assets were fully impaired resulting in a charge of $16 million. See Note 12 for additional information related to the use of fair values in impairment testing.

Goodwill impairment credit

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

Termination charges

During 2011, United recorded $58 million of charges related to the early termination of a maintenance service contract. During 2009, United incurred $104 million primarily for aircraft lease termination charges related to its operational plans to significantly reduce its operating fleet.

UAL and Continental

Aircraft-related gains, net

During 2011, Continental recorded net gains of $6 million related to gains and losses on the disposal of aircraft and related spare parts.

Continental Predecessor

2010

During 2010, Continental Predecessor incurred aircraft-related charges of $6 million for the sale of two Boeing 737-500 aircraft and other special charges of $12 million which primarily related to an increase in Continental’s reserve for unused facilities due to a reduction in expected sublease income for a maintenance hangar in Denver.

2009

For the year ended December 31, 2009, Continental recorded a $31 million impairment charge on the Boeing 737-300 and 737-500 fleets related to its decision in June 2008 to retire all of its Boeing 737-300 aircraft and a significant portion of their Boeing 737-500 aircraft by early 2010. Continental recorded an initial impairment charge in 2008 for each of these fleet types. The additional write-down in 2009 reflects the further reduction in the fair value of these fleet types in the current economic environment. In both periods, Continental determined that indicators of impairment were present for these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines, and simulators. Based on the evaluations, Continental determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. Continental estimated the fair values based on current market quotes and their expected proceeds from the sale of the assets.

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

In December 2009, Continental agreed with ExpressJet to amend their capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for another carrier. These eight aircraft are subleased from Continental and were previously flown for them under capacity purchase agreements. Continental also recorded a $13 million charge based on the difference between the sublease rental and the contracted rental payments on those aircraft during the two and one-half year average initial term of the related sublease agreement.

In July 2009, Continental entered into agreements to sublease five temporarily grounded ERJ-135 aircraft to Chautauqua beginning in the third quarter of 2009. These aircraft are not operated for Continental. The subleases have terms of five years, but may be canceled by the lessee under certain conditions after an initial term of two years. Continental recorded a $6 million charge for the difference between the sublease rental income and the contracted rental payments on those aircraft during the initial term of the agreement. Continental has also temporarily grounded 25 leased 37-seat ERJ-135 aircraft and has subleased five others for terms of five years. The leases on these 30 ERJ-135 aircraft expire in 2016 through 2018.

In 2009, Continental recorded a $12 million non-cash charge to write off intangible route assets related to certain Mexican and Central American locations as a result of its annual impairment analysis. Continental determined that these routes had no fair value since they are subject to open skies agreements and there are no other barriers to flying to these locations.

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

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities
UAL
Balance at December 31, 2008	$81	$16	$—
Accrual	33	87	—
Payments	(69)	(20)	—

Balance at December 31, 2009	45	83	—
Liability assumed due to Merger, October 1, 2010	3	—	33
Accrual	155	(3)	—
Payments	(101)	(39)	(26)

Balance at December 31, 2010	102	41	7
Accrual	21	5	—
Payments	(68)	(15)	(3)

Balance at December 31, 2011	$55	$31	$4

United (a)
Balance at December 31, 2009	$45	$83	$—
Accrual	74	(3)	—
Payments	(77)	(39)	—

Balance at December 31, 2010	42	41	—
Accrual	28	5	—
Payments	(42)	(15)	—

Balance at December 31, 2011	$28	$31	$—

	Severance/Medical Costs	Permanently Grounded Aircraft	Unused Facilities
Continental
Balance at December 31, 2008	$28	$10	$20
Accrual	5	1	10
Payments	(19)	(9)	(4)

Balance at December 31, 2009	14	2	26
Accrual (b)	84	(1)	9
Payments (b)	(38)	(1)	(28)

Balance at December 31, 2010	60	—	7
Accrual	(7)	—	—
Payments	(26)	—	(3)

Balance at December 31, 2011	$27	$—	$4

(a)	United amounts for 2009 are the same as the UAL amounts disclosed above.
(b)	Continental accrual and payment amounts for 2010 represent both Predecessor and Successor periods. Total accrual and payments in the Predecessor period were $11 million and $17 million, respectively. Total accrual and payments in the Successor period were $81 million and $50 million, respectively.

The Company’s accrual and payment activity in 2011 is primarily related to severance and other compensation expense associated with the Merger. The expected total salary-related expense is reflected in the 2011 accrual and is expected to be paid by 2012. The UAL and United accrual activity in 2009 primarily relates to the UAL and United operational plans that included a fleet retirement of 100 aircraft and headcount reduction to match the decrease in operations. Substantially all of the expense associated with these plans was expensed and paid in 2009, except for minor amounts of healthcare coverage to separated employees and future rent on permanently grounded aircraft.

Due to extreme fuel price volatility, tight credit markets, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2011
Operating revenue	$8,202	$9,809	$10,171	$8,928
Income from operations	34	808	935	45
Net income (loss)	(213)	538	653	(138)
Basic earnings (loss) per share	(0.65)	1.63	1.97	(0.42)
Diluted earnings (loss) per share	(0.65)	1.39	1.69	(0.42)

2010
Operating revenue	$4,260	$5,184	$5,417	$8,464
Income (loss) from operations	76	441	541	(82)
Net income (loss)	(82)	273	387	(325)
Basic earnings (loss) per share	(0.49)	1.62	2.30	(1.01)
Diluted earnings (loss) per share	(0.49)	1.29	1.75	(1.01)

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Operating earnings:
Revenue—Co-brand Agreement modification (Note 2(c))	$—	$107	$—	$—
Integration-related costs	79	145	123	170
Termination of maintenance service contract	—	—	—	58
Aircraft-related charges (gains), net	(2)	1	(3)	(2)
Intangible asset impairment	—	—	—	4
Other special items	—	—	—	19

Total integration-related costs and special items	$77	$146	$120	$249

Total special items, net in operating income	$77	$39	$120	$249

2010
Operating earnings:
Merger-related costs	$—	$28	$44	$493
Asset impairments	17	73	22	53
Other special items	1	5	(3)	—
Goodwill impairment credit	—	—	—	(64)

Total Merger-related costs and special charges in operating income (loss)	$18	$106	$63	$482

Non-cash fuel hedge mark-to-market (gains) losses	$(31)	$37	$12	$14

See Note 21 for further discussion of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL, United and Continental to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of December 31, 2011, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2011

Except as set forth below, during the three months ended December 31, 2011, there was no change in UAL’s, United’s or Continental’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

During the fourth quarter of 2011, we made certain changes to internal controls over financial reporting related to Continental’s revenue accounting system. The operating effectiveness of these changes to the internal controls over financial reporting was evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2011. We expect that the changes to the Continental revenue accounting system implemented in the fourth quarter of 2011 will have a favorable impact on our internal controls over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

Chicago, Illinois

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2012

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2012

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2012

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

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2011.

This annual report does not include an attestation report of United’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by United’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management’s report in this annual report.

Continental Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2012

To the Stockholder of Continental Airlines, Inc.

Chicago, Illinois

The management of Continental Airlines, Inc. (“Continental”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Continental’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including Continental’s Chief Executive Officer and Chief Financial Officer, Continental conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Continental’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2011.

This annual report does not include an attestation report of Continental’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Continental’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit Continental to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2012 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 49. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL, United and Continental since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental. Mr. Bonds joined Continental in 1995.

James E. Compton. Age 56. Mr. Compton has been Executive Vice President and Chief Revenue Officer of UAL, United and Continental since October 2010. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President—Marketing of Continental. Mr. Compton joined Continental in 1995.

Robert Edwards. Age 52. Mr. Edwards has been Senior Vice President and Chief Information Officer of UAL, United and Continental since May 2011. From October 2010 to April 2011, Mr. Edwards served as Vice President IT Business Management of United. From September 2006 to September 2010, Mr. Edwards served as Vice President of Systems Operations of Continental. From January 2000 to August 2006, Mr. Edwards served as Staff Vice President of Systems Operations of Continental. Mr. Edwards joined Continental in 1979.

Jeffrey T. Foland. Age 41. Mr. Foland has been Executive Vice President of UAL, United and Continental and President of Mileage Plus Holdings, LLC since October 2010. From January 2009 to September 2010, Mr. Foland served as Senior Vice President Worldwide Sales and Marketing of United. From September 2006 to January 2009, Mr. Foland served as Senior Vice President Worldwide Sales of United. From January 2005 to September 2006, Mr. Foland served as Vice President Sales America of United. Mr. Foland joined UAL in 2005.

Irene E. Foxhall. Age 60. Ms. Foxhall has been Executive Vice President Communications and Government Affairs of UAL, United and Continental since October 2010. From January 2010 to September 2010, Ms. Foxhall served as Senior Vice President Communications and Government Affairs of Continental. From October 2008 to December 2009, Ms. Foxhall served as Senior Vice President—Global Communications and Public Affairs of Continental. From September 2007 to October 2008, Ms. Foxhall served as Senior Vice President International and State Affairs of Continental. From September 2005 to September 2007, Ms. Foxhall served as Vice President International and State Affairs of Continental. Ms. Foxhall joined Continental in 1995.

Brett J. Hart. Age 42. Mr. Hart has been Executive Vice President, General Counsel and Secretary of UAL, United and Continental since February 2012. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Chris Kenny. Age 47. Mr. Kenny has been Vice President and Controller of UAL, United and Continental since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

Peter D. McDonald. Age 60. Mr. McDonald has been Executive Vice President and Chief Operations Officer of UAL, United and Continental since October 2010. From May 2008 to September 2010, Mr. McDonald served as Executive Vice President and Chief Administrative Officer of UAL and United. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. Mr. McDonald joined UAL in 1969.

Zane C. Rowe. Age 41. Mr. Rowe has been Executive Vice President and Chief Financial Officer of UAL, United and Continental since October 2010. From August 2008 to September 2010, Mr. Rowe served as Executive Vice President and Chief Financial Officer of Continental. From September 2006 to August 2008, Mr. Rowe served as Senior Vice President—Network Strategy of Continental. From August 2005 to September 2006, Mr. Rowe served as Vice President—Network Strategy of Continental. From September 2003 to August 2005, Mr. Rowe served as Vice President—Financial Planning and Analysis of Continental. Mr. Rowe joined Continental in 1993.

Jeffery A. Smisek. Age 57. Mr. Smisek has been President and Chief Executive Officer of UAL and Chairman, President and Chief Executive Officer of United and Continental since October 2010. From January 2010 to September 2010, Mr. Smisek served as Chairman, President and Chief Executive Officer of Continental. From September 2008 to December 2009, Mr. Smisek served as President and Chief Operating Officer of Continental. From December 2004 to September 2008, Mr. Smisek served as President of Continental. Mr. Smisek joined Continental in 1995.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the respective Board of Directors in the next subsequent year, until his or her successor is chosen or until his or her earlier death, resignation or removal.

The Company has a code of ethics, the “Business Ethics and Compliance Principles,” for its directors, officers and employees. The code serves as a “Code of Ethics” as defined by SEC regulations, and as a “Code of Business Conduct and Ethics” under the listed Company Manual of the NYSE. The code is available on the Company’s website. Waivers granted to certain officers from compliance with or future amendments to the code will be disclosed on the Company’s website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of independent accountants in October 2002. As a wholly owned subsidiary of UAL, United’s audit services were determined by UAL. Continental’s audit services were determined by UAL following the Merger. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its auditors. The process by which this is carried out is as follows:

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Company’s Audit Committee has considered whether the 2011 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2011 and 2010 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by external auditors in 2011 and 2010 are as follows (in thousands):

	2011
Service	UAL	United	Continental
Audit Fees	$4,124	$2,571	$1,553
Audit-Related Fees	209	128	81
Tax Fees	1,198	911	287
All Other Fees	5	3	2

	$5,536	$3,613	$1,923

	2010
	UAL (a)	United	Continental
Audit Fees	$4,028	$3,062	$2,976
Audit-Related Fees	325	226	241
Tax Fees	463	369	375
All Other Fees	11	3	34

Total	$4,827	$3,660	$3,626

(a)	Includes an allocation of fees billed to Continental by Ernst & Young LLP after the Merger.

AUDIT FEES

For 2011, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements (including an audit of the effectiveness of the company’s internal control over financial reporting), including audits covering United Continental Holdings, Inc. and its wholly owned subsidiaries (United Air Lines, Inc. and Continental Airlines, Inc.) Audit fees also include attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, Merger-related technical accounting consultations and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. For 2010, audit fees include the services described above, except for purchase accounting audit procedures and procedures related to the consolidation of Continental Airlines, Inc.

AUDIT RELATED FEES

In 2011 and 2010, fees for audit-related services consisted of audits for employee benefit plans, carve-out audits, and due diligence and assistance with Merger-related activity prior to completion of the Merger transaction with Continental Airlines, Inc. Audit-related services also include audits of subsidiaries that are not required to be audited by governmental or regulatory bodies.

TAX FEES

Tax fees include professional services provided for preparation of tax returns of certain expatriate employees, personal tax compliance and advice, preparation of federal, foreign and state tax returns, review of tax returns prepared by the company, assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, and Merger-related tax advice (2010 only), exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2011 and 2010 consist of subscriptions to Ernst & Young’s on-line accounting research tool.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

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

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ ZANE C. ROWE Zane C. Rowe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ GLENN F. TILTON Glenn F. Tilton	Chairman of the Board of Directors

/s/ STEPHEN R. CANALE Stephen R. Canale	Director

/s/ CAROLYN CORVI Carolyn Corvi	Director

/s/ W. JAMES FARRELL W. James Farrell	Director

Jane C. Garvey	Director

/s/ JAMES J. HEPPNER James J. Heppner	Director

/s/ WALTER ISAACSON Walter Isaacson	Director

/s/ HENRY L. MEYER III Henry L. Meyer III	Director

/s/ OSCAR MUNOZ Oscar Munoz	Director

/s/ JAMES J. O’CONNOR James J. O’Connor	Director

/s/ LAURENCE E. SIMMONS Laurence E. Simmons	Director

/s/ DAVID J. VITALE David J. Vitale	Director

/s/ JOHN H. WALKER John H. Walker	Director

/s/ CHARLES A. YAMARONE Charles A. Yamarone	Director

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ ZANE C. ROWE Zane C. Rowe	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES E. COMPTON James E. Compton	Director

/s/ PETER D. MCDONALD Peter D. McDonald	Director

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Continental Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ ZANE C. ROWE Zane C. Rowe	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES E. COMPTON James E. Compton	Director

/s/ PETER D. MCDONALD Peter D. McDonald	Director

Date: February 22, 2012

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(In millions) Description	Balance at Beginning of Period	Assumed in Merger/ Acquisition Accounting Adjustment	Additions Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts—UAL:
2011	$6	$—	$8	$7	$7
2010	14	—	4	12	6
2009	24	—	31	41	14

Allowance for doubtful accounts—United:
2011	$5	$—	$5	$5	$5
2010	14	—	3	12	5
2009	24	—	31	41	14

Allowance for doubtful accounts—Continental:
2011	$1	$—	$3	$2	$2
October 1 to December 31, 2010 (Successor Company)	5	(5)	1	—	1
January 1 to September 30, 2010 (Predecessor Company)	7	—	1	3	5
2009 (Predecessor Company)	7	—	7	7	7

Obsolescence allowance—spare parts—UAL:
2011	$64	$—	$31	$6	$89
2010	61	—	215	212	64
2009	48	—	55	42	61

Obsolescence allowance—spare parts—United:
2011	$61	$—	$16	$4	$73
2010	61	—	212	212	61
2009	48	—	55	42	61

Obsolescence allowance—spare parts—Continental:
2011	$3	$—	$15	$2	$16
October 1 to December 31, 2010 (Successor Company)	121	(121)	3	—	3
January 1 to September 30, 2010 (Predecessor Company)	113	—	9	1	121
2009 (Predecessor Company)	102	—	12	1	113

Valuation allowance for deferred tax assets—UAL:
2011	$4,171	$—	$333	$367	$4,137
2010	3,060	1,487	90	466	4,171
2009	2,886	—	190	16	3,060

Valuation allowance for deferred tax assets—United:
2011	$2,624	$—	$82	$92	$2,614
2010	2,977	—	30	383	2,624
2009	2,812	—	182	17	2,977

Valuation allowance for deferred tax assets—Continental:
2011	$1,384	$—	$289	$239	$1,434
October 1 to December 31, 2010 (Successor Company)	362	1,125	2	105	1,384
January 1 to September 30, 2010 (Predecessor Company)	563	—	—	201	362
2009 (Predecessor Company)	788	—	(225)	—	563

(a)	Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United Continental	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.4	United	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.5	Continental	Amended and Restated Certification of Incorporation of Continental (filed as Exhibit 3.1 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

*3.6	Continental	Amended and Restated Bylaws of Continental (filed as Exhibit 3.2 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	Letter agreement, dated as of February 9, 2007, by and among United Air Lines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.2 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 5, 2007, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.4	UAL United	Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed May 7, 2008, Commission file number 1-6033, and incorporated herein by reference)

*4.5	UAL United	Letter agreement, dated as of September 23, 2009, by and among United Air Lines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.5 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.6	UAL United	Indenture, dated as of February 1, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance of 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	Indenture, dated as of July 25, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	Indenture, dated as of July 2, 2009, by and among United Air Lines, Inc., as Issuer, Wells Fargo Bank Northwest, N.A., as Trustee, and Wells Fargo Bank Northwest, N.A., as Collateral Agent, providing for issuance of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.15 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	A Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.16 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	B Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.17 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	C Mortgage and Security Agreement dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.18 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	Form of Note representing all 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.19 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Guarantee, dated as of July 2, 2009 from UAL Corporation of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.8 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.14	UAL United	Indenture, dated as of October 7, 2009, by and between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Senior Convertible Notes due 2029 (filed as Exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.15	UAL United	Form of Note representing all 6% Senior Convertible Notes due 2029 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.16	UAL United	Indenture, dated as of January 15, 2010, by and among United Air Lines, Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.17	UAL United	Form of Note representing all 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.18	UAL United	Form of Guarantee of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.3 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.19	UAL United	Indenture, dated as of January 15, 2010, by and among United Air Lines, Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.4 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.20	UAL United	Form of Note representing all 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.5 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.21	UAL United	Form of Guarantee of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.6 to UAL’s Form 8-K filed January 15, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.22	UAL United	Priority Lien Security Agreement, dated as of April 19, 2010, by and among United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee, relating to United Air Lines, Inc.’s 9.875% Senior Secured Notes (filed as Exhibit 4.1 to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.23	UAL United	Junior Lien Security Agreement, dated as of April 19, 2010, by and among United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee, relating to United Air Lines, Inc.’s 12.0% Senior Second Lien Notes (filed as Exhibit 4.2 to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.24	Continental	Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit to 4.9 to Continental’s S-3 dated February 7, 2001, Commission file number 1-10323, and incorporated herein by reference)

*4.25	UAL Continental	First Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and Wilmington Trust Company, as trustee, with respect to the Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.26	Continental	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.27	UAL Continental	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.28	Continental	Indenture, dated as of August 8, 2010, among Continental, Air Micronesia, Inc., Continental Micronesia, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Trust FSB, as collateral trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.29	Continental	Form of 6.750% Senior Secured Notes due 2015 (filed as Exhibit 4.2 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.30	Continental	Second Supplemental Indenture, dated as of November 13, 2006, among Continental and The Bank of New York Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between the Continental and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor to Bank One, N.A.), as trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed November 14, 2006, Commission file number 1-10323, and incorporated herein by reference)

*4.31	UAL United Continental	Credit and Guaranty Agreement, dated as of December 22, 2011, by and among Continental Airlines, Inc., United Air Lines, Inc., as Co-Borrowers, and United Continental Holdings, Inc. as Parent and Guarantor, the lenders party therein, and Citibank, N.A. (filed as Exhibit 10.1 to UAL’s Form 8-K filed December 22, 2011, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	United Continental Holdings, Inc. Profit Sharing Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.2	UAL	Employment Agreement, dated as of September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.3	UAL	Amendment No. 1 dated as of December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL	Amendment No. 2 dated as of February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	UAL	Amendment No. 3 dated as of September 29, 2006 to the Employment Agreement dated September 5, 2002 by and among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL	Amendment No. 4 dated as of September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-6033, and incorporated herein by reference)

*†10.7	UAL	Letter Agreement, dated as of June 21, 2010, by and among UAL Corporation, United Air Lines Inc. and Glenn F. Tilton (filed as Exhibit 10.1 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL	Form of Management Retention Agreement, dated as of May 2, 2010 (filed as Exhibit 10.2 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.9 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.10	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.10 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.11	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.11 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.12	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Jeffrey T. Foland (filed as Exhibit 10.13 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.14	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall (filed as Exhibit 10.14 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall (filed as Exhibit 10.15 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.16	UAL	Employment Agreement, dated as of December 15, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Brett J. Hart (filed as Exhibit 10.17 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.17	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.18 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.18	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe (filed as Exhibit 10.19 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.19	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe (filed as Exhibit 10.20 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.20	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	UAL	Employment Agreement, dated as of May 1, 2011, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Robert S. Edwards (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-0633, and incorporated herein by reference)

*†10.22	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.23	UAL	Separation Agreement, dated as of April 30, 2011, by and among United Continental Holdings, Inc., United Air Lines, Inc. and R. Keith Halbert (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-0633, and incorporated herein by reference)

†10.24	UAL	Description of Benefits for Officers of United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc.

*†10.25	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.26	UAL	UAL Corporation 2009 Annual Incentive Plan (filed as Exhibit 10.4 to United’s Air Lines, Inc.’s Form 10-K for the year ended December 31, 2008, Commission file number 1-11355, and incorporated herein by reference)

*†10.27	UAL	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	Amendment to Outstanding Awards granted under the UAL Corporation 2006 Management Equity Incentive Plan, effective May 2, 2010 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	UAL	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.30	UAL	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL Corporation’s Definitive Proxy filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.31	UAL	Amendment No. 1 to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.32	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.33	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012)

*†10.34	UAL	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.35	UAL	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.24 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference) (awards prior to 2011)

*†10.36	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.39 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (2011 awards)

†10.37	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards after 2011)

*†10.38	UAL	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.39	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.40	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-K for the year ended December 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.41	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.42	UAL	Form of Merger Performance Incentive Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

*†10.43	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (filed as Exhibit 10.40 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (2011 awards)

†10.44	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (for performance periods beginning on or after January 1, 2012)

*†10.45	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.46	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.42 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.47	UAL	First Amendment to the United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to fiscal years beginning on or after January 1, 2012)

*†10.48	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.49	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012)

*†10.50	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (for fiscal year 2011)

†10.51	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2012)

*†10.52	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (for the performance period beginning January 1, 2011)

†10.53	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning on or after January 1, 2012)

*†10.54	UAL	Description of Benefits for United Continental Holdings, Inc. Board of Directors (filed as Exhibit 10.46 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.55	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective June 9, 2011) (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.56	UAL	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.57	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-6033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.58	UAL	Letter Agreement, dated April 28, 1994, by and among UAL Corporation and James J. O’Connor (filed as Exhibit 10.44 to UAL’s Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

*†10.59	UAL	Letter Agreement, dated October 1, 2010, by and among United Continental Holdings, Inc. and Glenn F. Tilton (filed as Exhibit 10.52 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.60	UAL	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.61	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.62	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.63	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.64	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.65	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.66	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.67	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated February 18, 2009 (adopted pursuant to Incentive Plan 2000) (filed as Exhibit 10.14 to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.68	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards under Incentive Plan 2000) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.69	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award under Incentive Plan 2000) (filed as Exhibit 10.16(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.70	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.71	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*†10.72	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (Profit Based RSU Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.73	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (LTIP Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) ) (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.74	UAL	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.75	UAL	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan (filed as Exhibit 10.9 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

†10.76	UAL	United Air Lines, Inc. Management Cash Match Program effective April 1, 2010

*^10.77	UAL United	Purchase Agreement Number 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 3427-02 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*10.79	UAL United	Letter Agreement No. 3427-05 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.80	UAL United	Letter Agreement No. 3427-07 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.81	UAL United	Letter Agreement No. 6-1162-ELP-0759 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.82	UAL United	Letter Agreement No. 6-1162-ELP-0760 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.83	UAL United	Letter Agreement No. 6-1162-ELP-0762 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.7 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.84	UAL United	Letter Agreement No. 6-1162-ELP-0777 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.8 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.85	UAL United	Letter Agreement No. 6-1162-ELP-0778 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.9 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.86	UAL United	Letter Agreement No. 6-1162-ELP-0779 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.10 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.87	UAL United	Letter Agreement No. 6-1162-ELP-0780 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.11 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.88	UAL United	Letter Agreement No. 6-1162-ELP-0781 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.12 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.89	UAL United	Letter Agreement No. 6-1162-ELP-0783 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.13 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.90	UAL United	Letter Agreement No. 6-1162-ELP-0784 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.14 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.91	UAL United	Letter Agreement No. 6-1162-ELP-0785 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.15 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.92	UAL United	Letter Agreement No. 6-1162-ELP-0787 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.17 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.93	UAL United	Letter Agreement No. 6-1162-ELP-0788 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.18 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.94	UAL United	Letter Agreement No. 6-1162-ELP-0790 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.19 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.95	UAL United	Letter Agreement No. 6-1162-ELP-0792 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.20 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.96	UAL United	Letter Agreement No. 6-1162-ELP-0794 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.21 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.97	UAL United	Letter Agreement No. 6-1162-ELP-0795 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.22 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*10.98	UAL United	Letter Agreement No. 6-1162-IRS-0182 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.23 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.99	UAL United	Letter Agreement No. 6-1162-IRS-0183 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.24 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.100	UAL United	Letter Agreement No. 6-1162-IRS-0185 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.25 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.101	UAL United	Letter Agreement No. 6-1162-NIW-2015 to Purchase Agreement No. 3427, dated February 19, 2010, by and among The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.26 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.102	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.103	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.104	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.105	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.106	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.107	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.108	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.109	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.110	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.111	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.112	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.113	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.114	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.115	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.116	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.117	UAL Continental	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL Continental	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.120	UAL Continental	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL Continental	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL Continental	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL Continental	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL Continental	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL Continental	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL Continental	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL Continental	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL Continental	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL Continental	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL Continental

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

Supplemental Agreement No. 21, including side letters, to Purchase Agreement

No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s
Form 10-Q for the quarter ended March 31, 2001, Commission file number
1-10323, and incorporated herein by reference)

*^10.140	UAL Continental

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

Supplemental Agreement No. 33, including side letters, to Purchase Agreement

No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number
1 -10323, and incorporated herein by reference)

*^10.152	UAL Continental	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.153	UAL Continental	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.154	UAL Continental	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.155	UAL Continental	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.156	UAL Continental	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.157	UAL Continental	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.158	UAL Continental	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.159	UAL Continental	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL Continental	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL Continental	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.162	UAL Continental	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.163	UAL Continental	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.164	UAL Continental	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.165	UAL Continental	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.166	UAL Continental	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.167	UAL Continental	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.168	UAL Continental	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.169	UAL Continental	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.170	UAL Continental	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.171	UAL Continental	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.172	UAL Continental	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.173	UAL Continental	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.174	UAL Continental	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.175	UAL Continental	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s and Continental Form 10-Q for the quarter ended March 31, 2011, Commission Numbers 1-6033 and 1-10323, and incorporated herein by reference)

*^10.176	UAL Continental	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.177	UAL Continental	Letter Agreement No. 6-1162-GOC-136, dated October 10, 1997, by and between Continental and Boeing (filed as Exhibit 10.15(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.178	UAL Continental	Purchase Agreement No. 2061, including exhibits and side letters, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.17 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.179	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2061, dated December 18, 1997 (filed as Exhibit 10.17(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.180	UAL Continental

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

Supplemental Agreement No. 5, including side letter, to Purchase Agreement

No. 2061, dated March 26, 1999 (filed as Exhibit 10.5(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number
1-10323, and incorporated herein by reference)

*^10.184	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.185	UAL Continental	Supplemental Agreement No. 7, including side letter, to Purchase Agreement
No. 2061, dated October 31, 2000 (filed as Exhibit 10.23(g) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number
1-10323, and incorporated herein by reference)

*^10.186	UAL Continental	Supplemental Agreement No. 8, including side letter, to Purchase Agreement No. 2061, dated June 29, 2001 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.187	UAL Continental	Supplemental Agreement No. 9 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.188	UAL Continental	Supplemental Agreement No. 10 to Purchase Agreement No. 2061, dated November 4, 2003 (filed as Exhibit 10.26(j) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.189	UAL Continental	Supplemental Agreement No. 11 to Purchase Agreement No. 2061, dated July 28, 2005 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.190	UAL Continental	Supplemental Agreement No. 12 to Purchase Agreement No. 2061, dated March 17, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.191	UAL Continental	Supplemental Agreement No. 13 to Purchase Agreement No. 2061, dated December 3, 2007 (filed as Exhibit 10.23(m) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.192	UAL Continental	Supplemental Agreement No. 14 to Purchase Agreement No. 2061, dated February 20, 2008 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.193	UAL Continental	Supplemental Agreement No. 15 to Purchase Agreement No. 2061, dated October 15, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.194	UAL Continental	Supplemental Agreement No. 16 to Purchase Agreement No. 2061, dated May 1, 2009 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.195	UAL Continental	Supplemental Agreement No. 17 to Purchase Agreement No. 2061, dated August 31, 2009 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.196	UAL Continental	Supplemental Agreement No. 18 to Purchase Agreement No. 2061, dated December 23, 2009 (filed as Exhibit 10.24(r) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.197	UAL Continental	Supplemental Agreement No. 19 to Purchase Agreement No. 2061, dated March 2, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.198	UAL Continental	Supplemental Agreement No. 20 to Purchase Agreement No. 2061, dated August 12, 2010 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.199	UAL Continental	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.200	UAL Continental	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.201	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.202	UAL Continental	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.203	UAL Continental	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.204	UAL Continental	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.205	UAL Continental	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.206	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.207	UAL Continental	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*10.208	UAL Continental	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

List of Subsidiaries

21	UAL United Continental	List of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) for United Continental Holdings, Inc.

23.2	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.3	Continental	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for Continental Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	United	Certification of the Principal Executive Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Air Lines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United Continental	The following materials from each of United Continental Holdings, Inc.’s, United Air Lines, Inc.’s and Continental Airlines, Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.