Form 10-Q
period 2012-03-31
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2012-04-27
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 15, 2012 is shown below:

United Continental Holdings, Inc.	332,061,107 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for Continental Airlines, Inc. common stock.

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

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended March 31, 2012

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

United Continental Holdings, Inc.:
Statements of Consolidated Operations	3
Statements of Consolidated Comprehensive Income (Loss)	4
Consolidated Balance Sheets	5
Condensed Statements of Consolidated Cash Flows	7

United Air Lines, Inc.:
Statements of Consolidated Operations	8
Statements of Consolidated Comprehensive Income (Loss)	9
Consolidated Balance Sheets	10
Condensed Statements of Consolidated Cash Flows	12

Continental Airlines, Inc.:
Statements of Consolidated Operations	13
Statements of Consolidated Comprehensive Income (Loss)	14
Consolidated Balance Sheets	15
Condensed Statements of Consolidated Cash Flows	17

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	43
Signatures	44
Exhibit Index	45

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Operating revenue:
Passenger - Mainline	$5,954	$5,707
Passenger - Regional	1,554	1,410

Total passenger revenue	7,508	7,117
Cargo	264	283
Other operating revenue	830	802

	8,602	8,202

Operating expense:
Aircraft fuel	3,229	2,672
Salaries and related costs	1,897	1,806
Regional capacity purchase	616	573
Landing fees and other rent	469	473
Aircraft maintenance materials and outside repairs	407	439
Depreciation and amortization	380	388
Distribution expenses	337	350
Aircraft rent	251	253
Special charges (Note 10)	164	77
Other operating expenses	1,123	1,137

	8,873	8,168

Operating income (loss)	(271)	34

Nonoperating income (expense):
Interest expense	(216)	(254)
Interest capitalized	8	6
Interest income	5	4
Miscellaneous, net	27	(1)

	(176)	(245)

Loss before income taxes	(447)	(211)
Income tax expense	1	2

Net loss	$(448)	$(213)

Loss per share, basic and diluted	$(1.36)	$(0.65)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net loss	$(448)	$(213)

Other comprehensive income, net:
Fuel derivative financial instruments:
Reclassification into earnings	31	(154)
Change in fair value	93	524
Employee benefit plans:
Amortization of net actuarial (gains) losses	4	(5)
Investments and other	9	4

	137	369

Total comprehensive income (loss), net	$(311)	$156

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,606	$6,246
Short-term investments	1,667	1,516

Total unrestricted cash, cash equivalents and short-term investments	7,273	7,762
Restricted cash	42	40
Receivables, less allowance for doubtful accounts (2012 — $8; 2011 — $7)	1,908	1,358
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $96; 2011 — $89)	645	615
Deferred income taxes	610	615
Prepaid expenses and other	783	607

	11,261	10,997

Operating property and equipment:
Owned—
Flight equipment	16,035	15,786
Other property and equipment	3,066	3,126

	19,101	18,912
Less — Accumulated depreciation and amortization	(4,191)	(4,005)

	14,910	14,907

Purchase deposits for flight equipment	418	382

Capital leases—
Flight equipment	1,483	1,458
Other property and equipment	235	237

	1,718	1,695
Less — Accumulated amortization	(602)	(565)

	1,116	1,130

	16,444	16,419

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $701; 2011 — $670)	4,712	4,750
Restricted cash	529	529
Other, net	730	770

	10,494	10,572

	$38,199	$37,988

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,433	$3,114
Frequent flyer deferred revenue	2,607	2,405
Accounts payable	2,220	1,998
Accrued salaries and benefits	1,139	1,509
Current maturities of long-term debt	1,013	1,186
Current maturities of capital leases	127	125
Other	947	1,057

	12,486	11,394

Long-term debt	10,408	10,496
Long-term obligations under capital leases	888	928

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,958	3,253
Postretirement benefit liability	2,415	2,407
Pension liability	1,857	1,862
Advanced purchase of miles	1,668	1,711
Deferred income taxes	1,596	1,603
Lease fair value adjustment, net	1,062	1,133
Other	1,351	1,395

	12,907	13,364

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 332,043,357 and 330,906,192 shares at March 31, 2012 and December 31, 2011, respectively	3	3
Additional capital invested	7,130	7,114
Retained deficit	(5,311)	(4,863)
Stock held in treasury, at cost	(32)	(31)
Accumulated other comprehensive loss	(280)	(417)

	1,510	1,806

	$38,199	$37,988

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(448)	$(213)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase in advance ticket sales	1,319	1,326
Decrease in other liabilities	(470)	(235)
Increase in receivables	(427)	(379)
Depreciation and amortization	380	388
Increase in other current assets	(288)	(190)
Increase in accounts payable	230	98
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(136)	38
Debt and lease discount amortization	(70)	(44)
Special charges, non-cash portion	12	4
Increase (decrease) in fuel hedge collateral	(1)	178
Other, net	23	34

Net cash provided by operating activities	124	1,005

Cash Flows from Investing Activities:
Capital expenditures	(266)	(205)
Increase in short-term and other investments, net	(148)	(107)
Proceeds from sale of property and equipment	89	39
Aircraft purchase deposits paid, net	(35)	(38)
Increase in restricted cash, net	(2)	(9)

Net cash used in investing activities	(362)	(320)

Cash Flows from Financing Activities:
Payments of long-term debt	(479)	(528)
Proceeds from issuance of long-term debt	86	32
Principal payments under capital leases	(23)	(125)
Other, net	14	32

Net cash used in financing activities	(402)	(589)

Net increase (decrease) in cash and cash equivalents during the period	(640)	96
Cash and cash equivalents at beginning of the period	6,246	8,069

Cash and cash equivalents at end of the period	$5,606	$8,165

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$136	$64

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating revenue:
Passenger - Mainline	$3,158	$3,087
Passenger - Regional	876	878

Total passenger revenue	4,034	3,965
Cargo	171	167
Other operating revenue	570	544

	4,775	4,676

Operating expense:
Aircraft fuel	1,842	1,512
Salaries and related costs	1,027	987
Regional capacity purchase	379	382
Landing fees and other rent	255	252
Aircraft maintenance materials and outside repairs	267	292
Depreciation and amortization	231	227
Distribution expenses	182	187
Aircraft rent	78	81
Special charges (Note 10)	96	74
Other operating expenses	726	674

	5,083	4,668

Operating income (loss)	(308)	8

Nonoperating income (expense):
Interest expense	(137)	(168)
Interest capitalized	3	3
Interest income	3	2
Miscellaneous, net	18	(5)

	(113)	(168)

Loss before income taxes	(421)	(160)
Income tax expense	2	—

Net loss	$(423)	$(160)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net loss	$(423)	$(160)

Other comprehensive income, net:
Fuel derivative financial instruments:
Reclassification into earnings	15	(125)
Change in fair value	58	385
Employee benefit plans:
Amortization of net actuarial (gains) losses	(1)	—
Investments and other	4	—

	76	260

Total comprehensive income (loss), net	$(347)	$100

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,338	$3,458
Short-term investments	338	275

Total unrestricted cash, cash equivalents and short-term investments	3,676	3,733
Restricted cash	42	40
Receivables from related parties (Note 11)	1,712	228
Receivables, less allowance for doubtful accounts (2012 — $5; 2011 — $5)	1,641	763
Deferred income taxes	340	348
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $75; 2011 — $73)	335	340
Prepaid expenses and other	524	447

	8,270	5,899

Operating property and equipment:
Owned—
Flight equipment	9,177	9,135
Other property and equipment	2,170	2,260

	11,347	11,395
Less — Accumulated depreciation and amortization	(3,419)	(3,359)

	7,928	8,036

Purchase deposits for flight equipment	60	57

Capital leases—
Flight equipment	1,483	1,458
Other property and equipment	65	67

	1,548	1,525
Less — Accumulated amortization	(581)	(548)

	967	977

	8,955	9,070

Other assets:
Intangibles, less accumulated amortization (2012 — $547; 2011 — $534)	2,269	2,283
Receivables from related parties (Note 11)	1,290	—
Restricted cash	393	393
Other, net	602	600

	4,554	3,276

	$21,779	$18,245

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$3,411	$1,652
Frequent flyer deferred revenue (Note 11)	2,607	1,484
Accounts payable	1,385	1,109
Accrued salaries and benefits	789	988
Current maturities of long-term debt	615	615
Current maturities of capital leases	124	122
Payables to related parties	105	104
Other	784	853

	9,820	6,927

Long-term debt	4,987	5,130
Long-term obligations under capital leases	711	735

Other liabilities and deferred credits:
Frequent flyer deferred revenue (Note 11)	2,958	2,018
Postretirement benefit liability	2,119	2,115
Advanced purchase of miles (Note 11)	1,668	1,442
Deferred income taxes	699	707
Pension liability	85	92
Other	980	983

	8,509	7,357

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 shares at both March 31, 2012 and December 31, 2011	—	—
Additional capital invested	3,435	3,432
Retained deficit	(5,631)	(5,208)
Accumulated other comprehensive loss	(52)	(128)

	(2,248)	(1,904)

	$21,779	$18,245

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(423)	$(160)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase in advance ticket sales	1,759	736
Decrease in other liabilities	(256)	(119)
Increase in receivables	(805)	(159)
Depreciation and amortization	231	227
Increase in other current assets	(157)	(60)
Increase in accounts payable	281	148
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(98)	(41)
Debt and lease discount amortization	9	22
Special charges, non-cash portion	—	6
Increase in receivables from related parties	(427)	(20)
(Increase) decrease in fuel hedge cash collateral	(1)	178
Increase (decrease) in payables to related parties	41	(2)
Other, net	14	30

Net cash provided by operating activities	168	786

Cash Flows from Investing Activities:
Capital expenditures	(113)	(125)
(Increase) decrease in short-term and other investments, net	(59)	2
Proceeds from sale of property and equipment	56	1
Aircraft purchase deposits paid, net	(3)	(3)
Increase in restricted cash, net	(2)	(10)

Net cash used in investing activities	(121)	(135)

Cash Flows from Financing Activities:
Payments of long-term debt	(147)	(397)
Principal payments under capital leases	(23)	(125)
Other, net	3	12

Net cash used in financing activities	(167)	(510)

Net increase (decrease) in cash and cash equivalents	(120)	141
Cash and cash equivalents at beginning of the period	3,458	4,665

Cash and cash equivalents at end of the period	$3,338	$4,806

Investing and Financing Activities Not Affecting Cash:
Transfer of OnePass frequent flyer liability and advanced purchase of miles from Continental	$2,387	$—

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Operating revenue:
Passenger - Mainline	$2,796	$2,619
Passenger - Regional	678	532

Total passenger revenue	3,474	3,151
Cargo	92	115
Other operating revenue	356	292

	3,922	3,558
Operating expense:
Aircraft fuel	1,387	1,160
Salaries and related costs	847	805
Regional capacity purchase	237	192
Landing fees and other rent	214	220
Aircraft maintenance materials and outside repairs	146	149
Depreciation and amortization	149	161
Distribution expenses	155	163
Aircraft rent	174	172
Special charges (Note 10)	68	3
Other operating expenses	505	504

	3,882	3,529

Operating income	40	29

Nonoperating income (expense):
Interest expense	(80)	(83)
Interest capitalized	5	4
Interest income	3	2
Miscellaneous, net	23	(7)

	(49)	(84)

Loss before income taxes	(9)	(55)
Income tax expense (benefit)	(1)	2

Net loss	$(8)	$(57)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net loss	$(8)	$(57)

Other comprehensive income, net:
Fuel derivative financial instruments:
Reclassification into earnings	16	(29)
Change in fair value	35	139
Employee benefit plans:
Amortization of net actuarial (gains) losses	5	(5)
Investments and other	6	4

	62	109

Total comprehensive income, net	$54	$52

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,262	$2,782
Short-term investments	1,329	1,241

Total unrestricted cash, cash equivalents and short-term investments	3,591	4,023
Receivables, less allowance for doubtful accounts (2012 — $3; 2011 — $2)	267	595
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $21; 2011 — $16)	310	275
Deferred income taxes	269	267
Prepaid expenses and other	266	165

	4,703	5,325

Operating property and equipment:
Owned—
Flight equipment	6,859	6,651
Other property and equipment	895	866

	7,754	7,517
Less — Accumulated depreciation and amortization	(772)	(646)

	6,982	6,871

Purchase deposits for flight equipment	358	324

Capital leases — Other property and equipment	170	170
Less — Accumulated amortization	(20)	(17)

	150	153

	7,490	7,348

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $154; 2011 — $136)	2,445	2,469
Restricted cash	135	135
Other, net	360	364

	7,463	7,491

	$19,656	$20,164

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Payables to related parties (Note 11)	$1,493	$11
Advance ticket sales	1,022	1,462
Accounts payable	841	894
Current maturities of long-term debt	398	571
Accrued salaries and benefits	350	521
Current maturities of capital leases	3	3
Frequent flyer deferred revenue (Note 11)	—	921
Other	237	279

	4,344	4,662

Long-term debt	5,013	4,957
Long-term obligations under capital leases	177	193

Other liabilities and deferred credits:
Pension liability	1,772	1,770
Payables to related parties (Note 11)	1,290	—
Lease fair value adjustment, net	1,062	1,133
Deferred income taxes	821	820
Postretirement benefit liability	296	292
Frequent flyer deferred revenue (Note 11)	—	1,235
Advanced purchase of miles (Note 11)	—	270
Other	490	507

	5,731	6,027

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized and outstanding 1,000 shares at both March 31, 2012 and December 31, 2011	—	—
Additional capital invested	4,160	4,148
Retained earnings	466	474
Accumulated other comprehensive loss	(235)	(297)

	4,391	4,325

	$19,656	$20,164

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(8)	$(57)
Adjustments to reconcile net loss to net cash provided (used) by operating activities —
Increase (decrease) in advance ticket sales	(440)	589
Decrease in other liabilities	(207)	(127)
(Increase) decrease in receivables	378	(220)
Depreciation and amortization	149	161
Increase in other current assets	(171)	(108)
Decrease in accounts payable	(51)	(52)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(39)	79
Debt and lease discount amortization	(79)	(65)
Special charges, non-cash portion	11	(2)
Increase in receivables from related parties	(1)	(63)
Increase in payables to related parties	386	79
Other, net	27	4

Net cash provided by (used in) operating activities	(45)	218

Cash Flows from Investing Activities:
Capital expenditures	(153)	(80)
Increases in short-term investments, net	(88)	(109)
Aircraft purchase deposits paid, net	(32)	(35)
Proceeds from sale of property and equipment	33	38
Decrease in restricted cash, net	—	2

Net cash used in investing activities	(240)	(184)

Cash Flows from Financing Activities:
Payments of long-term debt	(331)	(131)
Proceeds from issuance of long-term debt	86	32
Other, net	10	20

Net cash used in financing activities	(235)	(79)

Net decrease in cash and cash equivalents	(520)	(45)
Cash and cash equivalents at beginning of the period	2,782	3,398

Cash and cash equivalents at end of the period	$2,262	$3,353

Investing and Financing Activities Not Affecting Cash:
Transfer of frequent flyer liability and advanced purchase of miles to United	$2,387	$—
Property and equipment acquired through the issuance of debt	136	64

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

This Quarterly Report on Form 10-Q is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” for disclosures that relate to all of UAL, United and Continental. As UAL consolidates United and Continental for financial statement purposes, disclosures that relate to United and Continental activities also apply to UAL. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

Interim Financial Statements. The UAL, United and Continental unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications were made to conform the financial statement presentation of UAL, United and Continental. The UAL, United and Continental financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1—FREQUENT FLYER AND PASSENGER REVENUE ACCOUNTING

Frequent Flyer Awards. Effective January 1, 2012, the Company updated its estimated selling price for miles to the contractual rate at which we sell miles to our Star Alliance partners participating in reciprocal frequent flyer programs. This change in estimate has been applied prospectively effective January 1, 2012.

United and Continental account for miles sold and awarded that will never be redeemed by program members, which the Company refers to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company re-evaluated its population breakage estimates for OnePass miles, which were previously not subject to an expiration policy, and increased the estimate of miles in the population expected to ultimately expire.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions, the expiration policy, program rules or program redemption opportunities may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

For the three months ended March 31, 2012, the combined net impact of these changes to UAL, United and Continental were not material.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s shareholders’ equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company’s annual and interim periods beginning January 1, 2012, and the required disclosures are disclosed in Note 6 of this report.

NOTE 3—LOSS PER SHARE

The table below represents the computation of UAL basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
UAL basic and diluted loss per share:
Loss available to common stockholders	$(448)	$(213)

Weighted average shares outstanding, basic and diluted	330	328

Loss per share, basic and diluted	$(1.36)	$(0.65)

UAL potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and units and stock options	7	9
Continental 6% convertible junior subordinated debentures	4	4
UAL 6% senior convertible notes	40	40
UAL 4.5% senior limited-subordination convertible notes	5	22
Continental 4.5% convertible notes	12	12

UAL’s 6% Senior Notes due 2031 (the “6% Senior Notes”), with a principal amount of $652 million as of March 31, 2012, can be redeemed, and the $125 million of UAL’s 8% Contingent Senior Notes (the “8% Notes”), which UAL issued in January 2012, are redeemable with either cash or shares of UAL common stock, or in the case of mandatory redemption, a combination thereof, at UAL’s option. These notes are not included in the diluted earnings per share calculation because it is UAL’s intent to redeem these notes with cash if UAL were to decide to redeem these notes.

NOTE 4—INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

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

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
UAL
Service cost	$25	$21	$13	$12
Interest cost	46	44	31	31
Expected return on plan assets	(35)	(34)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost	5	(5)	(1)	—

Net periodic benefit costs	$41	$26	$42	$42

United
Service cost	$2	$1	$9	$9
Interest cost	2	2	27	28
Expected return on plan assets	(3)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	—	—	(1)	—

Net periodic benefit costs	$1	$1	$34	$36

Continental
Service cost	$23	$20	$4	$3
Interest cost	44	42	4	3
Expected return on plan assets	(32)	(32)	—	—
Amortization of unrecognized (gain) loss and prior service cost	5	(5)	—	—

Net periodic benefit costs	$40	$25	$8	$6

During the three months ended March 31, 2012, Continental contributed $33 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $42 million to its tax-qualified defined benefit pension plans in April 2012.

Share-Based Compensation. In February 2012, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock and 0.6 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. In addition, UAL granted 1.3 million performance-based RSUs which will vest based on UAL’s return on invested capital for the three years ending December 31, 2014. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards. The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense (a)	$15	$13

	March 31, 2012	December 31, 2011
Unrecognized share-based compensation expense	$49	$43

(a)	Includes $4 million and $3 million of expense recognized in integration-related costs for three months ended March 31, 2012 and 2011, respectively.

Profit Sharing Plans. In 2012, substantially all employees participate in profit sharing, which pays 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan. UAL recorded no profit sharing and related payroll tax expense in the three months ended March 31, 2012 and 2011, respectively. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$5,606	$5,606	$—	$—	$6,246	$6,246	$—	$—
Short-term investments:
Asset-backed securities	578	—	578	—	478	—	478	—
Corporate debt	508	—	508	—	515	—	515	—
Certificates of deposit placed through an account registry service (“CDARS”)	416	—	416	—	355	—	355	—
Auction rate securities	112	—	—	112	113	—	—	113
U.S. government and agency notes	24	—	24	—	22	—	22	—
Other fixed income securities	29	—	29	—	33	—	33	—
Enhanced equipment trust certificates (“EETC”)	62	—	—	62	60	—	—	60
Fuel derivatives, net	206	—	206	—	73	—	73	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	571	571	—	—	569	569	—	—

	United
Cash and cash equivalents	$3,338	$3,338	$—	$—	$3,458	$3,458	$—	$—
Short-term investments:
Asset-backed securities	26	—	26	—	29	—	29	—
Corporate debt	128	—	128	—	138	—	138	—
CDARS	151	—	151	—	87	—	87	—
U.S. government and agency notes	7	—	7	—	5	—	5	—
Other fixed income securities	26	—	26	—	16	—	16	—
EETC	62	—	—	62	60	—	—	60
Fuel derivatives, net	120	—	120	—	44	—	44	—
Restricted cash	435	435	—	—	433	433	—

	Continental
Cash and cash equivalents	$2,262	$2,262	$—	$—	$2,782	$2,782	$—	$—
Short-term investments:
Asset-backed securities	552	—	552	—	449	—	449	—
Corporate debt	380	—	380	—	377	—	377	—
CDARS	265	—	265	—	268	—	268	—
Auction rate securities	112	—	—	112	113	—	—	113
U.S. government and agency notes	17	—	17	—	17	—	17	—
Other fixed income securities	3	—	3	—	17	—	17	—
Fuel derivatives, net	86	—	86	—	29	—	29	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	135	135	—	—	135	135	—	—
Convertible debt derivative asset	231	—	—	231	193	—	—	193
Convertible debt option liability	(119)	—	—	(119)	(95)	—	—	(95)

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012		2011
	Auction Rate Securities	EETC	Auction Rate Securities	EETC
UAL (a)
Balance at January 1	$113	$60	$119	$66
Settlements	—	(2)	—	(2)
Reported in earnings—unrealized	(1)	—	—	—
Reported in other comprehensive income	—	4	1	(1)

Balance at March 31	$112	$62	$120	$63

(a)	For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETCs.

Continental	Three Months Ended March 31,
	2012			2011
	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)
Balance at January 1	$113	$193	$(95)	$119	$286	$(164)
Sales	—	—	—	—	—	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	—	—	—
Unrealized	(1)	38	(24)	—	(24)	12
Reported in other comprehensive income	—	—	—	1	—	—

Balance at March 31	$112	$231	$(119)	$120	$262	$(152)

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

As of March 31, 2012, Continental’s auction rate securities, which had a par value of $135 million and an amortized cost basis of $111 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of March 31, 2012, United’s EETC securities, which were repurchased in open market transactions in 2007, have an amortized cost basis of $63 million and unrealized losses of $1 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

Continental’s debt-related derivatives presented in the table above relate to (a) supplemental indenture agreements that provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in Continental’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the Continental debt becoming convertible into the common stock of a different reporting entity. These derivatives are reported in Continental’s separate financial statements and eliminated in consolidation for UAL. See the Company’s 2011 Annual Report for additional information.

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL debt	$11,421	$12,105	$11,682	$11,992
United debt	5,602	5,607	5,745	5,630
Continental debt	5,411	5,588	5,528	5,503

	Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
UAL debt	$12,105	$—	$910	$11,195	$11,992	$—	$859	$11,133
United debt	5,607	—	—	5,607	5,630	—	—	5,630
Continental debt	5,588	—	—	5,588	5,503	—	—	5,503

Quantitative Information About Level 3 Fair Value Measurements as of March 31, 2012 ($ in millions)

Item	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$112	Discounted Cash Flows	Hypothetical U.S. Treasury forward rates (a) Credit risk premium (b) Illiquidity premium (c) Expected repayments (d)	0.15% - 3.6% (2.7%) 1% 5% Begin in 2012-2013, end in 2013-2035

EETC	$62	Discounted Cash Flows	Structure credit risk (e)	5% - 8% (6%)

Convertible debt derivative asset	$231	Binomial Lattice Model	Expected volatility (f) Own credit risk (g)	45% - 60% (48%) 7% - 9% (8%)

Convertible debt option liability	$(119)	Binomial Lattice Model	Expected volatility (f) Own credit risk (g)	45% - 60% (49%) 7% - 9% (8%)

(a)	Represents amounts used to determine base component of future interest rate sets that the Company has determined market participants would use in pricing the investments.
(b)	Represents the credit risk premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(c)	Represents the illiquidity premium component of the discount rate that the Company has determined market participants would use in pricing the investments.

(d)	Represents the estimated timing of principal repayments used in the discounted cash flow model.
(e)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(f)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(g)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

Valuation Processes—Level 3 Measurements—The Company’s internal valuation group is responsible for determining the fair value of financial instruments. Depending on the instrument, the valuation group utilizes discounted cash flow methods or option pricing methods as indicated above. Valuations using discounted cash flow methods are generally conducted by the valuation group. Valuations using option pricing models are generally provided to the Company by third-party valuation experts. Each reporting period, the valuation group reviews the unobservable inputs used by third-party valuation experts for reasonableness utilizing relevant information available to the Company from other published sources. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis—Level 3 Measurements—Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate securities and EETCs.

The significant unobservable inputs used in the fair value measurement of the Continental convertible debt derivative assets and liabilities are the UAL stock expected volatility and the Company’s own credit risk. Significant increases (decreases) in expected volatility would result in a higher (lower) fair value measurement. Significant increases (decreases) in the Company’s own credit risk would result in a lower (higher) fair value measurement. A change in one of the inputs would not necessarily result in a directionally similar change in the other.

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

NOTE 7—HEDGING ACTIVITIES

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected aircraft fuel requirements. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of fuel. The Company does not enter into derivative instruments for speculative, non-risk management purposes.

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

The Company records each derivative instrument as a derivative asset or liability on a gross basis in its consolidated balance sheets and, accordingly, records any related collateral on a gross basis.

As of March 31, 2012, our projected fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	15%	$3.27	15%	$2.55
Heating oil call options	4	3.20	N/A	N/A
Brent crude oil collars	9	2.74	9	1.90
Diesel fuel collars	6	3.18	6	2.39
Diesel fuel call options	1	3.17	N/A	N/A
Aircraft fuel collars	1	3.00	1	2.35

Total	36%		31%

(a)	As of March 31, 2012, UAL had also hedged 14% of projected first quarter 2013 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivatives and related gains (losses) (in millions):

Derivatives designated as hedges		March 31, 2012			December 31, 2011
	Balance Sheet Location	UAL	United	Continental	UAL	United	Continental
Assets:
Fuel contracts due within one year	Receivables	$206	$120	$86	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Other Current Liabilities	$—	$—	$—	$4	$4	$—

	Amount of Gain Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense)		Amount of Gain Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Fuel contracts	2012	2011	2012	2011	2012	2011
UAL	$93	$524	$(31)	$154	$25	$3
United	58	385	(15)	125	14	2
Continental	35	139	(16)	29	11	1

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of March 31, 2012 (in millions):

	UAL	United	Continental
Net derivative asset with counterparties	$206	$120	$86
Collateral held by the Company	1	1	—
Potential loss related to the failure of the Company’s counterparties to perform	205	119	86

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

Commitments. The table below summarizes the Company’s commitments as of March 31, 2012, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in millions):

	UAL	United	Continental
2012	$1,383	$84	$1,299
2013	983	63	920
2014	1,030	103	927
2015	1,747	373	1,374
2016	1,724	1,137	587
After 2016	5,671	5,671	—

	$12,538	$7,431	$5,107

United Aircraft Commitments. As of March 31, 2012, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft, and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

Continental Aircraft Commitments. As of March 31, 2012, Continental had firm commitments to purchase 78 new aircraft (53 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. From April 1, 2012 through December 31, 2012, Continental expects to take delivery of 15 Boeing 737-900ER aircraft and five Boeing 787-8 aircraft.

Continental has arranged for financing of eleven Boeing 737-900ER aircraft and four Boeing 787-8 aircraft scheduled for delivery from April 2012 through December 2012. See “Note 9—Debt—Continental EETCs” of this report for additional information.

However, Continental does not have backstop financing or any other financing currently in place for the other Boeing aircraft on order. Financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to Continental on acceptable terms when necessary or at all.

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

As of March 31, 2012, United and Continental provided a reserve of $25 million, as required under their combined credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC. Additional reserves may be required under this or other credit card processing agreements of United or Continental if the amount of unrestricted cash, cash equivalents, short-term investments and undrawn amounts under any revolving credit facilities held by United and Continental is less than $3.5 billion as of any calendar month-end measurement date. In addition, in certain circumstances, an increase in the future reserve requirements and the posting of a significant amount of cash collateral as provided by the terms of any or all of United’s and Continental’s material credit card processing agreements could materially reduce the Company’s liquidity.

Guarantees and Off-Balance Sheet Financing.

Guarantees. United and Continental are the guarantors of approximately $270 million and $1.7 billion, respectively, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.8 billion ($270 million for United and $1.5 billion for Continental) of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $190 million (for Continental only) of these obligations are accounted for as capital leases. These bonds are due between 2015 and 2033.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2012, UAL had $2.7 billion of floating rate debt (consisting of United’s $2.0 billion and Continental’s $742 million of debt) and $385 million of fixed rate debt (consisting of United’s $200 million and Continental’s $185 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate balance of $3.0 billion (consisting of United’s $2.2 billion and Continental’s $840 million balance), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Houston Bush Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it would begin construction of the first phase of a three-phase $1 billion terminal improvement project for Terminal B at George Bush Intercontinental Airport (“Houston Bush”) by the end of 2011. In November 2011, the City of Houston issued approximately $113 million of special facilities revenue bonds to finance the construction of a new south concourse at Houston Bush dedicated to the Company’s regional jet operations. The bonds are guaranteed by Continental and are payable from certain rentals paid by Continental under a special facilities lease agreement with the City of Houston. Continental’s initial commitment is to construct the first phase of the currently anticipated three-phase project. Continental’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is funded by special facilities revenue bonds. Construction of the remaining phases of the project will be based on demand over the next seven to 10 years, with phase one currently expected to be completed in late 2013.

Based on a qualitative assessment of the Houston Bush Terminal B Redevelopment Project, due to the fact that Continental is guaranteeing the special facilities revenue bonds and the requirement that Continental fund cost overruns with no stated limits, Continental is considered the owner of the property during the construction period for accounting purposes. As a result, the construction project is being treated as a financing transaction such that the property and related financing will be included on UAL’s consolidated balance sheet as an asset under operating property and equipment and as a construction obligation under other long-term liabilities.

Credit Facilities. As of March 31, 2012 the Company had its entire commitment capacity of $500 million available under the Credit and Guaranty Agreement, dated as of December 22, 2011 (the “Revolving Credit Facility”) with a syndicate of banks led by Citibank N.A., as administrative agent. The Revolving Credit Facility has an expiration date of January 30, 2015.

Labor Negotiations. As of March 31, 2012, UAL and its subsidiaries had approximately 87,000 active employees, of whom approximately 80% are represented by various U.S. labor organizations. On February 27, 2012, the pilots at both United and Continental agreed to an extension of their protocol for joint negotiations and continue to engage in joint bargaining with the Company. On February 28, 2012, the flight attendants at United ratified a new collective bargaining agreement and joint negotiations will begin shortly for a joint collective bargaining agreement covering both United’s and Continental’s flight attendant work groups. On March 7, 2012, the passenger service employees at both United and Continental voted to be represented by the International Association of Machinists and Aerospace Workers, AFL-CIO and negotiations are underway for a joint collective bargaining agreement for this employee group. We are continuing our negotiations for joint collective bargaining agreements with other work groups, including technicians, dispatchers, fleet service employees, storekeepers and various smaller groups.

As part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company agreed to offer a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. The Company is not currently able to estimate the amount of the total expense associated with the program as the deadline for volunteering is May 31, 2012.

NOTE 9—DEBT

As of March 31, 2012, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and loyalty program intangible assets. As of March 31, 2012, UAL, United and Continental were in compliance with their respective debt covenants.

Continental EETCs. In March 2012, Continental created two pass-through trusts, one of which issued $753 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4.15% and the other of which issued $139 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.25%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $892 million, have been and will be used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental received $188 million as of March 31, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The remaining amount is expected to be received during the last nine months of this year as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes.

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, Continental has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. The Company was not intended to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

8% Contingent Senior Notes. UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Notes in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year).

During 2011, a financial triggering event under the 8% Notes indenture occurred at both June 30, 2011 and December 31, 2011 and, as a result, UAL issued two tranches of $62.5 million each of the 8% Notes in January 2012, which were recorded during 2011 at their fair value of $88 million as a component of integration costs. If a triggering event occurs as of June 30, 2012, UAL would be obligated to issue $62.5 million of the 8% Notes by February 14, 2013 and would record such obligation in the second quarter of 2012.

NOTE 10—SPECIAL CHARGES

Special Charges. For the three months ended March 31, special charges consisted of the following (in millions):

	Three Months Ended March 31,
2012	UAL	United	Continental
Integration-related costs	$134	$71	$63
Voluntary severance and benefits	49	49	—
(Gains) losses on sale of assets and other special charges, net	(19)	(24)	5

Subtotal special charges	164	96	68
Income tax benefit	(2)	—	(2)

Total special charges, net of income taxes	$162	$96	$66

2011	UAL	United	Continental
Integration-related costs	$79	$74	$5
Gain on aircraft sales	(2)	—	(2)

Total	$77	$74	$3

Integration-related costs include compensation costs related to systems integration and training, costs to repaint aircraft and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, relocation costs for employees and severance primarily associated with administrative headcount reductions.

During the three months ended March 31, 2012, the Company recorded $49 million of severance and benefits associated with two voluntary employee programs. In one program, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The other program is a voluntary company-offered leave of absence that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period.

In addition, the Company sold six aircraft and its interest in a crew hotel in Hawaii during the first quarter of 2012. The Company also recorded an impairment charge on an intangible asset related to take-off and landing slots to reflect the discontinuance of one of the frequencies on an international route. The Company also made adjustments to certain legal reserves.

Accruals

The accrual for severance and medical costs was $90 million, $69 million and $21 million related to UAL, United and Continental, respectively, as of March 31, 2012. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $23 million for both UAL and United as of March 31, 2012.

The severance-related accrual as of March 31, 2012, which primarily relates to the integration of United and Continental, is expected to be paid during 2012. Lease payments for grounded aircraft are expected to continue through 2013.

At March 31, 2011, the accrual balance for severance and medical costs was $81 million, $45 million and $36 million, related to UAL, United and Continental, respectively. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $38 million for both UAL and United as of March 31, 2011.

NOTE 11—RELATED PARTY TRANSACTIONS

Intercompany transactions—United and Continental

United and Continental perform services for one another including various aircraft maintenance services and aircraft ground handling at certain airports, and they utilize one management team to oversee the sales and administrative functions of both airlines. For services provided, Continental paid United $120 million and United paid Continental $86 million during the quarter ended March 31, 2012. These payments do not include interline billings, which are common among airlines for transportation-related services. Most of these transactions are routinely settled through the clearing house, which is customarily used in the monthly settlement of such items. Transactions not settled through the clearing house are typically settled in cash on a quarterly basis. As of March 31, 2012, Continental had a net current payable of $1.5 billion to United primarily related to the transfer of the current portion of the frequent flyer liability and the cash transfer from United in conjunction with the conversion to the new passenger service system, as described below. In addition, Continental had a $1.3 billion noncurrent payable to United associated with the transfer of the long-term portion of the frequent flyer liability.

Frequent flyer program transition

In the first quarter of 2012, the Company moved to a single loyalty program. Continental’s loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in MileagePlus and deposited into those MileagePlus accounts award miles equal to these members’ OnePass award miles balance. In March 2012, the related frequent flyer deferred revenue and advance purchase of miles liabilities for Continental’s OnePass program was transferred to United with a corresponding liability recorded by Continental payable to United for assuming the frequent flyer obligations. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book value. The obligation associated with this transfer will be settled by Continental through future redemptions by MileagePlus members on Continental operated flights. The Company currently does not expect a material impact in redemptions from moving to a single loyalty program.

Passenger service system and ticket stock integration

In March 2012, Continental and United converted to a single passenger service system, allowing the Company to operate using a single reservations system, carrier code, flight schedule, website and departure control system. In conjunction with the conversion to a single passenger service system, all tickets are now sold by United. As a result, the air traffic liability of Continental will diminish as tickets previously sold by Continental are used or refunded and United’s advanced ticket sales liability and associated cash receipts from the ticket sales will increase accordingly. Given the system conversion, United transferred $1 billion in cash to Continental in March 2012 as an advance against future settlements when passengers travel. Revenue will continue to be recorded by the carrier that is operating the flight.

Revenue and expense allocation

In November 2011, the Company received a single operating certificate from the Federal Aviation Administration. The Company plans to merge Continental and United into one legal entity. Once this legal merger occurs, the financial statements of United and Continental will be combined for all periods presented from the date of the merger at their historical cost, and there will no longer be a requirement to separately report the historical financial statements of Continental.

Until Continental and United are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction, where applicable, or appropriate allocations based on metrics that are systematic and rational. Certain revenues and expenses that were previously recorded based on a specific identification were allocated in March 2012 in connection with the conversion to a single passenger service system. We believe the allocated amounts will generally be comparable to historical amounts. Each airline will continue to record actual expenses for aircraft that are owned or leased and passenger revenue will be determined on an actual basis for the carrier operating the flight. The table below illustrates a summary of the primary allocation metrics to be used:

Account	Allocation metric between subsidiaries

Operating revenue:

Passenger	Actual ticket revenue based on specifically identified flights operated by each carrier. Frequent flyer component of passenger revenue based on historic revenue passenger miles (“RPMs”) split between carriers. Regional revenue, based on the carrier that contracted with the regional carrier

Cargo	Actual by operating carrier

Other operating	Passenger related based on passenger revenue and other based on passengers enplaned or other similar criteria

Operating expense:

Aircraft fuel	Actual by operating carrier

Salaries and related costs	Actual for operational workgroups and allocation based on historical RPMs for administrative personnel

Regional capacity purchase	Actual based on specific identification of the carrier that contracted with regional carrier for flying

Landing fees and other rent	Allocation based on passengers enplaned

Aircraft maintenance materials and outside repairs	Actual based on the aircraft maintained

Depreciation and amortization	Specific identification of carriers’ operational assets (i.e. flight equipment) and intangible assets and allocation based on historical RPMs for other assets

Distribution expenses	Allocation based on passenger revenue

Aircraft rent	Actual based on specific identification of each carrier’s aircraft

Special charges	Specific identification

Other operating expenses	Specific identification where applicable and allocation based on historical RPMs for other

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

This Quarterly Report on Form 10-Q is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” for disclosures that relate to all of UAL, United and Continental. As UAL consolidates United and Continental for financial statement purposes, disclosures that relate to United and Continental activities also apply to UAL. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 100 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. Based on annual flight schedules as of April 1, 2012, the Company offers approximately 5,700 daily departures to 376 destinations.

First Quarter Financial Highlights

•

UAL’s first quarter 2012 net loss was $286 million, or $0.87 diluted loss per share, excluding $162 million of special charges, net of tax. On a GAAP basis, UAL’s first quarter 2012 net loss was $448 million, or $1.36 diluted loss per share.

•	UAL’s passenger revenue increased 5.5% during the first quarter of 2012 as compared to the first quarter of 2011.

•

Offsetting the improvement in revenue was a 20.8% year-over-year increase in UAL’s first quarter 2012 fuel cost. This increase was primarily due to a 20.1% increase in the price of fuel in the first quarter of 2012 as compared to the first quarter of 2011.

•	UAL’s operating loss was $271 million during the first quarter of 2012, resulting in an operating margin of (3.2)%.

•	UAL’s unrestricted cash, cash equivalents and short-term investments totaled $7.3 billion at March 31, 2012.

First Quarter Operational Highlights

•	UAL’s traffic and capacity both increased 0.3% during the first quarter of 2012 as compared to the first quarter of 2011. The Company’s load factor for the first quarter of 2012 was 78.1%.

•	For the quarter ended March 31, 2012, the Company recorded a U.S. Department of Transportation on-time arrival rate of 80.1% and a system completion factor of 99.1%.

•	The Company took delivery of four new Boeing 737-900ER aircraft during the first quarter of 2012.

•	In March 2012, Continental and United converted to a single passenger service system, a single loyalty program and a single website.

Outlook

Due to significant increases in fuel prices, the Company plans to reduce 2012 consolidated capacity from previous projections by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable markets. As compared to 2011 capacity, the Company expects full-year 2012 consolidated capacity to be down 0.5% to 1.5% year-over-year, with full-year 2012 domestic capacity to be down 1.7% to 2.7% and full-year 2012 international capacity to be up 0.2% to 1.2%. The Company is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and other cost-saving measures.

Integration

The Company made progress toward integrating products, services and policies. In the first quarter of 2012, the Company moved to a single loyalty program, MileagePlus. Continental’s loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in MileagePlus and deposited into those MileagePlus accounts award miles equal to their OnePass award miles balance.

In March 2012, we converted to a single passenger service system allowing the Company to operate using a single reservations system, carrier code, flight schedule, website and departure control system.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three months ended March 31, 2012 as compared to the corresponding period in 2011.

First Quarter 2012 Compared to First Quarter 2011

UAL recorded net loss of $448 million in the first quarter of 2012 as compared to net loss of $213 million in the first quarter of 2011. Excluding special items, UAL had net loss of $286 million in the first quarter of 2012 as compared to net loss of $136 million in the first quarter of 2011. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was a loss of $271 million for the first quarter of 2012, as compared to income of $34 million for the first quarter of 2011. Significant components of our operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Operating Revenue	$8,602	$8,202	$400	4.9
Operating Expenses	8,873	8,168	705	8.6

Operating Income (Loss)	(271)	34	(305)	NM
Nonoperating Expense	(176)	(245)	(69)	(28.2)
Income Tax Expense	1	2	(1)	(50.0)

Net Loss	$(448)	$(213)	$235	110.3

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the three months ended March 31 is as follows:

	2012	2011	Increase (Decrease)	% Change
Passengers (thousands) (a)	32,527	32,589	(62)	(0.2)
Revenue Passenger Miles (“RPMs”) (millions) (b)	47,107	46,964	143	0.3
Available Seat Miles (“ASMs”) (millions) (c)	60,344	60,172	172	0.3
Passenger load factor (d)	78.1%	78.0%	0.1 pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.44	11.83	0.61	5.2
Average yield per revenue passenger mile (cents) (e)	15.94	15.15	0.79	5.2
Cost per available seat mile (“CASM”) (cents)	14.70	13.57	1.13	8.3
Average price per gallon of fuel, including fuel taxes	$3.34	$2.78	$0.56	20.1
Fuel gallons consumed (millions)	967	960	7	0.7
Average full-time equivalent employees	83,700	82,000	1,700	2.1

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$5,954	$5,707	$247	4.3
Passenger—Regional	1,554	1,410	144	10.2

Total passenger revenue	7,508	7,117	391	5.5
Cargo	264	283	(19)	(6.7)
Other operating revenue	830	802	28	3.5

	$8,602	$8,202	$400	4.9

The table below presents selected passenger revenues and operating data, broken out by geographic region, expressed as first quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2011:
Passenger revenue (in millions)	$41	$61	$69	$76	$247	$144	$391
Passenger revenue	1.4%	5.8%	6.2%	11.7%	4.3%	10.2%	5.5%
Average fare per passenger	4.8%	6.8%	6.4%	9.8%	6.8%	5.6%	5.7%
Yield	3.3%	4.1%	6.0%	6.9%	4.5%	6.1%	5.2%
PRASM	4.5%	(0.2)%	5.3%	7.0%	4.1%	9.1%	5.2%
Average stage length	2.7%	6.0%	1.2%	3.5%	4.1%	0.6%	2.3%
Passengers	(3.2)%	(0.9)%	(0.3)%	1.7%	(2.3)%	4.4%	(0.2)%
RPMs (traffic)	(1.8)%	1.6%	0.1%	4.5%	(0.2)%	3.8%	0.3%
ASMs (capacity)	(3.0)%	6.1%	0.8%	4.4%	0.2%	1.0%	0.3%
Passenger load factor (points)	1.0	(3.4)	(0.6)	0.1	(0.3)	2.0	0.1

Consolidated passenger revenue in the first quarter of 2012 increased 5.5% as compared to the year-ago period primarily due to increased pricing as consolidated average fare per passenger and yield increased by 5.7% and 5.2%, respectively. The average fare per passenger increased in the 2012 period as compared to the 2011 period due to a number of fare increases implemented in response to higher fuel prices.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$3,229	$2,672	$557	20.8
Salaries and related costs	1,897	1,806	91	5.0
Regional capacity purchase	616	573	43	7.5
Landing fees and other rent	469	473	(4)	(0.8)
Aircraft maintenance materials and outside repairs	407	439	(32)	(7.3)
Depreciation and amortization	380	388	(8)	(2.1)
Distribution expenses	337	350	(13)	(3.7)
Aircraft rent	251	253	(2)	(0.8)
Special charges	164	77	87	NM
Other operating expenses	1,123	1,137	(14)	(1.2)

	$8,873	$8,168	$705	8.6

Aircraft fuel expense increased $557 million, or 20.8%, year-over-year due primarily to a 20.1% increase in fuel prices and a swing to fuel hedge losses in the current quarter versus gains in the first quarter of 2011. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2012 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2012	2011	% Change	2012	2011	% Change
Aircraft fuel expense	$3,229	$2,672	20.8	$3.34	$2.78	20.1
Fuel hedge gains (losses)	(31)	154	NM	(0.03)	0.16	NM

Total fuel purchase cost excluding fuel hedge impacts	$3,198	$2,826	13.2	$3.31	$2.94	12.6

Total fuel consumption (gallons)	967	960	0.7

Salaries and related costs increased $91 million, or 5.0%, in the first quarter of 2012 as compared to the year-ago period due to several factors including a slight increase in the number of average full-time employees, higher pay rates primarily driven by new collective bargaining agreements, and additional overtime for airport and call center employees related to our conversion to a single passenger service system.

Regional capacity purchase increased $43 million, or 7.5%, in the first quarter of 2012 as compared to the year-ago period primarily due to a contractual amendment with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement.

Aircraft maintenance materials and outside repairs decreased $32 million, or 7.3%, in the first quarter of 2012 as compared to the year-ago period primarily due to lower rates on a new engine maintenance contract as well as fewer airframe maintenance visits in the first quarter of 2012 as compared to the first quarter of 2011.

Distribution expenses decreased $13 million, or 3.7%, in the first quarter of 2012 as compared to the year-ago period due to lower credit card discount fees driven by legislation reducing costs on debit card sales and lower rates on global distribution systems fees paid in 2012 as compared to 2011.

Details of UAL’s special charges include the following for the three months ended March 31 (in millions):

	2012	2011
Integration-related costs	$134	$79
Voluntary severance and benefits	49	—
Gains on sale of assets and other special charges, net	(19)	(2)

Special charges	$164	$77

See Note 10 to the financial statements included in Part I, Item I of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(216)	$(254)	$(38)	(15.0)
Interest capitalized	8	6	2	33.3
Interest income	5	4	1	25.0
Miscellaneous, net	27	(1)	28	NM

Total	$(176)	$(245)	$(69)	(28.2)

Interest expense decreased $38 million in the first quarter of 2012, or 15%, compared to the year-ago period primarily due to a decrease in debt outstanding during the first quarter of 2012 as compared to debt outstanding during the year-ago period.

During the first quarter of 2012, miscellaneous, net included fuel hedge ineffectiveness gain of $25 million primarily resulting from an increase in fuel hedge values in excess of the increase in aircraft fuel prices during the quarter.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2012, UAL had $7.3 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $7.8 billion at December 31, 2011. At March 31, 2012, UAL also had $571 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements, and estimated future workers’ compensation claims. As of March 31, 2012, the Company had its entire commitment capacity of $500 million under the Revolving Credit Facility available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2012, UAL had approximately $12.4 billion of debt and capital lease obligations, including $1.1 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of March 31, 2012, United had firm commitments to purchase 50 new aircraft (25 Boeing 787 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2016 through 2019. United also has options to purchase 42 Airbus A319 and A320 aircraft, and purchase rights for 50 Boeing 787 aircraft and 50 Airbus A350XWB aircraft.

United has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. However, United can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to United on acceptable terms when necessary or at all.

As of March 31, 2012, Continental had firm commitments to purchase 78 new aircraft (53 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. From April 1, 2012 through December 31, 2012, Continental expects to take delivery of 15 Boeing 737-900ER aircraft and five Boeing 787-8 aircraft.

Continental has arranged for financing of eleven Boeing 737-900ER aircraft and four Boeing 787-8 aircraft scheduled for delivery from April 2012 through December 2012. See “Note 9—Debt—Continental EETCs” of the financial statements in Part I, Item I of this report.

However, Continental does not have backstop financing or any other financing currently in place for the other Boeing aircraft on order. Financing will be necessary to satisfy Continental’s capital commitments for its firm order aircraft and other related capital expenditures. Continental can provide no assurance that backstop financing, or any other financing not already in place, for aircraft and engine deliveries will be available to Continental on acceptable terms when necessary or at all.

The Company is currently in discussions with Boeing over potential compensation related to delays in the 787 aircraft deliveries. The Company is not able to estimate the ultimate success, amount of, nature or timing of any potential recoveries from Boeing over such delays.

As of March 31, 2012, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. UAL’s cash flows provided by operations for the three months ended March 31, 2012 were $124 million compared to $1.0 billion in the same period in 2011. The decrease is attributable to an increase in the Company’s net loss year-over-year and the cash flow impact of certain working capital items. Additionally, during the first quarter of 2011, UAL had a $178 million increase in cash collateral posted from counterparties for its fuel hedges.

Investing Activities. UAL’s capital expenditures, net of financings, were $266 million and $205 million in the three months ended March 31, 2012 and 2011, respectively. UAL’s capital expenditures in the three months ended March 31, 2012 were higher, as compared to the year-ago period, due primarily to the impact of fleet-related expenditures, such as the purchase of new 737-900ER aircraft, 767-300 cabin reconfigurations, 767-400 lie flat seat installations, and spare parts.

In addition to capital expenditures during the three months ended March 31, 2012, Continental acquired four aircraft through the issuance of debt, as discussed under Financing Activities below.

The purchase of short-term investments increased by $148 million in the three months ended March 31, 2012 due to the investment of higher cash balances as compared to the year-ago period.

Financing Activities. In March 2012, Continental created two pass-through trusts, one of which issued $753 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4.15% and the other of which issued $139 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.25%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $892 million, have been and will be used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental received $188 million as of March 31, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The proceeds have been and are expected to be used to fund the acquisition of new aircraft and, in the case of currently owned aircraft, for general corporate purposes.

During the three months ended March 31, 2012, UAL made debt and capital lease payments of $502 million. These payments include $195 million related to Continental’s Series 2002-1 EETCs.

Continental received $96 million during the first quarter of 2011 from its December 2010 pass-through trust financing. The proceeds in the first quarter of 2011 related to the financing of two new and two currently owned aircraft. The proceeds related to the two currently owned aircraft were used for general corporate purposes. As noted in Investing Activities above, the financing proceeds related to the acquisition of two new aircraft are not reflected as a financing activity in the consolidated statement of cash flows as the funds are distributed directly to the aircraft supplier. See the 2011 Annual Report for additional information related to this financing.

Commitments, Contingencies and Liquidity Matters

As described in the 2011 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2011 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for information related to these matters.

United and Continental—Results of Operations

In November 2011, the Company received a single operating certificate from the Federal Aviation Administration. The Company plans to merge United and Continental into one legal entity. Once this legal merger occurs, the financial statements of United and Continental will be combined for all periods presented from the date of the merger at their historical cost, and there will no longer be a requirement to separately report the historical financial statements of Continental.

Until Continental and United are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction, where applicable, or appropriate allocations based on metrics that are systematic and rational. Each airline will continue to record actual expenses for aircraft that are owned or leased and passenger revenue will be determined on an actual basis for the carrier operating the flight.

United

The following table presents information related to United’s results of operations for the three months ended March 31 (in millions, except percentage changes):

	Three Months Ended March 31,
	2012	2011	% Change
Operating Revenue:
Passenger revenue	$4,034	$3,965	1.7
Cargo and other revenue	741	711	4.2

Total revenue	$4,775	$4,676	2.1

Operating Expenses:
Aircraft fuel	$1,842	$1,512	21.8
Salaries and related costs	1,027	987	4.1
Regional capacity purchase	379	382	(0.8)
Landing fees and other rent	255	252	1.2
Aircraft maintenance materials and outside repairs	267	292	(8.6)
Depreciation and amortization	231	227	1.8
Distribution expenses	182	187	(2.7)
Aircraft rent	78	81	(3.7)
Special charges	96	74	29.7
Other operating expenses	726	674	7.7

Total operating expenses	$5,083	$4,668	8.9

Operating income	$(308)	$8	NM
Nonoperating expense	(113)	(168)	(32.7)

RPMs	26,071	26,302	(0.9)
ASMs	33,082	33,326	(0.7)

United had net loss of $423 million in the three months ended March 31, 2012, as compared to net loss of $160 million in the three months ended March 31, 2011. As compared to the first quarter of 2011, United’s consolidated revenue increased $99 million, or 2.1%, to $4.8 billion for the three months ended March 31, 2012. These increases were primarily due to year-over-year capacity discipline, which in turn resulted in higher average fares. Average fares were higher due to fare increases implemented in response to higher fuel prices, as discussed in UAL’s results of operations above.

Aircraft fuel expense increased 21.8% in the three months ended March 31, 2012, as compared to the year-ago period, which was primarily driven by increased market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge losses were $15 million in the three months ended March 31, 2012, compared to fuel hedge gains of $125 million in the three months ended March 31, 2011.

Salaries and related costs increased 4.1% in the three months ended March 31, 2012, as compared to the year-ago period, which was primarily driven by new collective bargaining agreements for flight attendants and mechanics.

Aircraft maintenance materials and outside repairs decreased $25 million, or 8.6%, in the first quarter of 2012 as compared to the year-ago period, primarily due to lower rates on a new engine maintenance contract as well as fewer airframe visits in 2012 as compared to 2011.

Special charges increased $22 million, or 29.7%, in the first quarter of 2012 as compared to the year-ago period, primarily due to costs associated with the integration of United and Continental, as discussed in UAL’s results of operations above.

United’s nonoperating expense decreased $55 million, or 32.7%, in the first quarter of 2012 as compared to the year-ago period due to a decrease in interest expense as a result of a decrease in the principal amount of debt outstanding year-over-year.

Continental

The following table presents information related to Continental’s results of operations for the three months ended March 31 (in millions, except percentage changes):

	Three Months Ended March 31,
	2012	2011	% Change
Operating Revenue:
Passenger revenue	$3,474	$3,151	10.3
Cargo and other revenue	448	407	10.1

Total revenue	$3,922	$3,558	10.2

Operating Expenses:
Aircraft fuel	$1,387	$1,160	19.6
Salaries and related costs	847	805	5.2
Regional capacity purchase	237	192	23.4
Landing fees and other rent	214	220	(2.7)
Aircraft maintenance materials and outside repairs	146	149	(2.0)
Depreciation and amortization	149	161	(7.5)
Distribution expenses	155	163	(4.9)
Aircraft rent	174	172	1.2
Special charges	68	3	NM
Other operating expenses	505	504	0.2

Total operating expenses	$3,882	$3,529	10.0

Operating income	$40	$29	37.9
Nonoperating expense	(49)	(84)	(41.7)

RPMs	21,036	20,662	1.8
ASMs	27,262	26,846	1.5

Continental’s operating income and net loss in the first quarter of 2012 were $40 million and $8 million, respectively, as compared to operating income and net loss of $29 million and $57 million, respectively, in the first quarter of 2011. These improvements were largely due to year-over-year capacity discipline which in turn resulted in higher average fares. This is consistent with the improvement in UAL’s and United’s results described above.

Aircraft fuel expense increased approximately 19.6% in the three months ended March 31, 2012, as compared to 2011, primarily due to an increase in the market prices of aircraft fuel. Fuel hedge losses were $16 million in the three months ended March 31, 2012, compared to fuel hedge gains of $29 million in the three months ended March 31, 2011.

Regional capacity purchase expense increased by 23.4% in the three months ended March 31, 2012, as compared to the year-ago period, which was primarily due to a contractual amendment with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement.

Nonoperating expense includes losses from fuel hedge ineffectiveness of $11 million, for the three months ended March 31, 2012. Continental’s nonoperating expense in the three months ended March 31, 2012 also includes a net gain of $14 million, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net gain and the related derivatives are reflected only in the Continental stand-alone financial statements. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor UAL’s performance on a consistent basis. Special charges relate to activities that are not central to our ongoing operations. A reconciliation of net loss and diluted earnings per share to the non-GAAP financial measure of net loss and diluted earnings per share, excluding special charges, for the three months ended March 31, is as follows (in millions, except per share amounts):

	Three Months Ended March 31,

	Net Loss	Diluted Loss per Share	Net Loss
	2012	2012	2011
Net loss — GAAP	$(448)	$(1.36)	$(213)
Special charges, net	162	0.49	77

Net loss excluding special charges — non-GAAP	$(286)	$(0.87)	$(136)

CRITICAL ACCOUNTING POLICIES

See Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report for a discussion of the Company’s critical accounting policies. See Note 1 to the financial statements included in Part I, Item I of this report for a discussion of changes in accounting for revenue for the Company’s loyalty program.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A, “Risk Factors” of the 2011 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2012, UAL’s projected consolidated fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
Remainder of 2012
Heating oil collars	15%	$3.27	15%	$2.55
Heating oil call options	4	3.20	N/A	N/A
Brent crude oil collars	9	2.74	9	1.90
Diesel fuel collars	6	3.18	6	2.39
Diesel fuel call options	1	3.17	N/A	N/A
Aircraft fuel collars	1	3.00	1	2.35

Total	36%		31%

As of March 31, 2012, UAL had also hedged 14% of projected first quarter 2013 fuel consumption.

At March 31, 2012, UAL fuel derivatives were in a net asset position of $206 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Fuel derivative disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of March 31, 2012, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2012

Except as set forth below, during the three months ended March 31, 2012, there were no changes in UAL’s, United’s or Continental’s internal controls over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the first quarter of 2012, we made certain changes to internal controls over financial reporting related to our revenue accounting system and our frequent flyer accounting systems. In connection with our conversion to a single passenger service system in March 2012, United converted from its former revenue accounting system to the Continental revenue accounting system and frequent flyer passenger database. The operating effectiveness of these changes to the internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The disclosures below include updates to certain legal proceedings included in the 2011 Annual Report. In addition to the legal proceedings below, UAL, United and Continental are parties to other legal proceedings as described in the 2011 Annual Report.

European Union Emissions Trading Scheme

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas ETS, which required the Company to begin monitoring emissions of carbon dioxide effective January 1, 2010. On December 17, 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom’s High Court of Justice challenging regulations that transpose into UK law the EU ETS as applied to U.S. carriers as violating international law due to the extra-territorial reach of the scheme and as an improper tax. In June 2010, the case was referred to the Court of Justice of the European Union (Case C-366/10). On December 21, 2011, the CJEU issued an opinion that upheld the EU ETS and, on March 27, 2012, the plaintiffs filed documents terminating the lawsuit. More than forty non-EU countries have gone on record opposing the scheme and based upon this significant international dispute, it is unclear whether or not the inclusion of aviation in the EU ETS will be sustained. If the scheme continues, it will increase the cost of carriers operating in the EU (by requiring the purchase of carbon allowances). As of January 1, 2012, the ETS required the Company to ensure that by each compliance date, it has obtained sufficient emission allowances equal to the amount of carbon dioxide emissions with respect to flights to and from EU member states in the preceding calendar year. Such allowances are to be surrendered on an annual basis to the relevant government with an initial compliance date of April 30, 2013 for emissions subject to the EU ETS in 2012.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois. On November 22, 2010, United filed a motion to dismiss the matter which the district court granted on February 3, 2011. On April 1, 2011, the EEOC appealed the dismissal to the Seventh Circuit Court of Appeals. On March 7, 2012, the Seventh Circuit Court of Appeals upheld the district court’s decision dismissing the case. However, the three judge panel noted the split in the appellate court on this issue, potentially relevant precedent from the U.S. Supreme Court, and strongly recommended an en banc hearing of the case. On April 20, 2012, the EEOC filed for an en banc hearing.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2011 Annual Report for a detailed discussion of the risk factors affecting UAL, United and Continental. The disclosure below includes updates to certain risk factor disclosures included in the 2011 Annual Report, which are in addition to, and not in lieu of, those contained in the 2011 Annual Report.

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

Each of United and Continental provides air transportation under certificates of public convenience and necessity issued by the Department of Transportation (“DOT”). If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations that may impose significant compliance costs on the Company. The Federal Aviation Administration (“FAA”) regulates the safety of United’s and Continental’s operations. United and Continental operate pursuant to a single air carrier operating certificate issued by the FAA. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

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

The ability of carriers to operate flights on international routes between airports in the U.S. and other countries may be subject to change. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. Any further limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company’s financial position and results of operations. Additionally, if an open skies policy were to be adopted for any of the Company’s international routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes. The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or continued in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2012:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicity announced	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/12-01/31/12	—	$—	—	(b	)
02/01/12-02/29/12	67,685	20.41	—	(b	)
03/01/12-03/31/12	—	—	—	(b	)

Total	67,685

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
(b)	The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: April 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date: April 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL Continental	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012, by and between The Boeing Company and Continental Airlines, Inc.

†10.2	UAL	Employment Agreement, dated as of February 2, 2012, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Brett J. Hart

†10.3	UAL	Employment Agreement, dated as of April 15, 2012, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and John D. Rainey

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Air Lines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.3	Continental	Continental Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	United Continental	Unaudited Pro Forma Condensed Combined Financial Information of United and Continental

**101.1	UAL United Continental	XBRL Instance Document

**101.2	UAL United Continental	XBRL Taxonomy Extension Schema Document

**101.3	UAL United Continental	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	UAL United Continental	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	UAL United Continental	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	UAL United Continental	XBRL Taxonomy Extension Presentation Linkbase Document

^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore, only UAL is identified as the registrant for purposes of those items.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.