Form 10-Q
period 2012-06-30
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2012-07-26
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 77 W. Wacker Drive, Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675207

001-11355	United Air Lines, Inc. 77 W. Wacker Drive, Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675206

001-10323	Continental Airlines, Inc. 1600 Smith Street, Dept HQSEO, Houston, Texas 77002 (713) 324-2950	Delaware	74-2099724

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2012 is shown below:

United Continental Holdings, Inc.	332,356,058 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for Continental Airlines, Inc. common stock.

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

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended June 30, 2012

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

United Continental Holdings, Inc.:

Statements of Consolidated Operations	3

Statements of Consolidated Comprehensive Income (Loss)	4

Consolidated Balance Sheets	5

Condensed Statements of Consolidated Cash Flows	7

United Air Lines, Inc.:

Statements of Consolidated Operations	8

Statements of Consolidated Comprehensive Income (Loss)	9

Consolidated Balance Sheets	9

Condensed Statements of Consolidated Cash Flows	12

Continental Airlines, Inc.:

Statements of Consolidated Operations	13

Statements of Consolidated Comprehensive Income (Loss)	14

Consolidated Balance Sheets	15

Condensed Statements of Consolidated Cash Flows	17

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 6. Exhibits	50

Signatures	51

Exhibit Index	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Passenger—Mainline	$6,944	$6,836	$12,898	$12,543
Passenger—Regional	1,824	1,734	3,378	3,144

Total passenger revenue	8,768	8,570	16,276	15,687
Cargo	265	316	529	599
Special revenue item	—	107	—	107
Other operating revenue	906	816	1,736	1,618

	9,939	9,809	18,541	18,011

Operating expense:
Aircraft fuel	3,408	3,227	6,637	5,899
Salaries and related costs	2,024	1,916	3,921	3,722
Regional capacity purchase	643	615	1,259	1,188
Landing fees and other rent	503	502	972	975
Aircraft maintenance materials and outside repairs	432	444	839	883
Depreciation and amortization	378	385	758	773
Distribution expenses	345	375	682	725
Aircraft rent	251	252	502	505
Special charges (Note 10)	206	146	370	223
Other operating expenses	1,174	1,139	2,297	2,276

	9,364	9,001	18,237	17,169

Operating income	575	808	304	842
Nonoperating income (expense):
Interest expense	(213)	(250)	(429)	(504)
Interest capitalized	9	8	17	14
Interest income	7	5	12	9
Miscellaneous, net	(38)	(29)	(11)	(30)

	(235)	(266)	(411)	(511)

Income (loss) before income taxes	340	542	(107)	331
Income tax expense	1	4	2	6

Net income (loss)	$339	$538	$(109)	$325

Earnings (loss) per share, basic	$1.02	$1.63	$(0.33)	$0.98

Earnings (loss) per share, diluted	$0.89	$1.39	$(0.33)	$0.88

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$339	$538	$(109)	$325

Other comprehensive loss, net:
Fuel derivative financial instruments:
Reclassification into earnings	38	(278)	69	(432)
Change in fair value	(262)	(231)	(169)	293
Employee benefit plans:
Amortization of net actuarial items	5	(8)	9	(13)
Investments and other	—	3	9	7

	(219)	(514)	(82)	(145)

Total comprehensive income (loss), net	$120	$24	$(191)	$180

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,086	$6,246
Short-term investments	1,618	1,516

Total unrestricted cash, cash equivalents and short-term investments	7,704	7,762
Restricted cash	120	40
Receivables, less allowance for doubtful accounts (2012 — $12; 2011 — $7)	1,818	1,358
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $103; 2011 — $89)	611	615
Deferred income taxes	658	615
Prepaid expenses and other	797	607

	11,708	10,997

Operating property and equipment:
Owned—
Flight equipment	16,412	15,786
Other property and equipment	3,118	3,126

	19,530	18,912
Less — Accumulated depreciation and amortization	(4,482)	(4,005)

	15,048	14,907

Purchase deposits for flight equipment	450	382

Capital leases—
Flight equipment	1,483	1,458
Other property and equipment	235	237

	1,718	1,695
Less — Accumulated amortization	(639)	(565)

	1,079	1,130

	16,577	16,419

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $732; 2011 — $670)	4,681	4,750
Restricted cash	466	529
Other, net	739	770

	10,409	10,572

	$38,694	$37,988

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,667	$3,114
Frequent flyer deferred revenue	2,526	2,405
Accounts payable	2,165	1,998
Accrued salaries and benefits	1,230	1,509
Current maturities of long-term debt	1,349	1,186
Current maturities of capital leases	119	125
Other	1,256	1,057

	13,312	11,394

Long-term debt	10,128	10,496
Long-term obligations under capital leases	851	928

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,872	3,253
Postretirement benefit liability	2,438	2,407
Pension liability	1,849	1,862
Advanced purchase of miles	1,624	1,711
Deferred income taxes	1,646	1,603
Lease fair value adjustment, net	975	1,133
Other	1,364	1,395

	12,768	13,364

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 332,348,502 and 330,906,192 shares at June 30, 2012 and December 31, 2011, respectively	3	3
Additional capital invested	7,135	7,114
Retained deficit	(4,972)	(4,863)
Stock held in treasury, at cost	(32)	(31)
Accumulated other comprehensive loss	(499)	(417)

	1,635	1,806

	$38,694	$37,988

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(109)	$325
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities —
Depreciation and amortization	758	773
Debt and lease discount amortization	(151)	(119)
Special items, non-cash portion	52	(48)
Other, net	67	106
Increase in advance ticket sales	1,553	1,499
Increase in receivables	(402)	(387)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(347)	(89)
Increase in other current assets	(344)	(251)
Increase in accounts payable	153	202
Decrease in other liabilities	(86)	(224)
Decrease in fuel hedge collateral	(61)	(29)

Net cash provided by operating activities	1,083	1,758

Cash Flows from Investing Activities:
Capital expenditures	(552)	(350)
Increase in short-term and other investments, net	(96)	(443)
Proceeds from sale of property and equipment	145	54
Aircraft purchase deposits paid, net	(67)	(70)
Increase in restricted cash, net	(5)	(20)

Net cash used in investing activities	(575)	(829)

Cash Flows from Financing Activities:
Payments of long-term debt	(696)	(1,477)
Proceeds from issuance of long-term debt	86	142
Principal payments under capital leases	(64)	(176)
Other, net	6	32

Net cash used in financing activities	(668)	(1,479)

Net decrease in cash and cash equivalents during the period	(160)	(550)
Cash and cash equivalents at beginning of the period	6,246	8,069

Cash and cash equivalents at end of the period	$6,086	$7,519

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$341	$97
8% Contingent Senior Unsecured Notes, net of discount	48	49
Houston Bush Intercontinental Airport Terminal B Construction Obligation	27	—
Reclassification of debt to advanced purchases of miles	—	270
Reclassification of debt discount to other assets	—	60
Interest paid in kind on UAL 6% Senior Notes	—	18

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Passenger—Mainline	$3,695	$3,718	$6,853	$6,805
Passenger—Regional	1,033	1,039	1,909	1,917

Total passenger revenue	4,728	4,757	8,762	8,722
Cargo	177	191	348	358
Special revenue item	—	88	—	88
Other operating revenue	570	534	1,140	1,078

	5,475	5,570	10,250	10,246

Operating expense:
Aircraft fuel	1,929	1,833	3,771	3,345
Salaries and related costs	1,093	1,038	2,120	2,025
Regional capacity purchase	386	401	765	783
Landing fees and other rent	281	275	536	527
Aircraft maintenance materials and outside repairs	282	290	549	582
Depreciation and amortization	232	229	463	456
Distribution expenses	172	199	354	386
Aircraft rent	78	80	156	161
Special charges (Note 10)	176	90	272	164
Other operating expenses	762	698	1,488	1,372

	5,391	5,133	10,474	9,801

Operating income (loss)	84	437	(224)	445

Nonoperating income (expense):
Interest expense	(136)	(159)	(273)	(327)
Interest capitalized	3	3	6	6
Interest income	2	3	5	5
Miscellaneous, net	(25)	(3)	(7)	(8)

	(156)	(156)	(269)	(324)

Income (loss) before income taxes	(72)	281	(493)	121
Income tax expense (benefit)	(1)	—	1	—

Net income (loss)	$(71)	$281	$(494)	$121

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(71)	$281	$(494)	$121

Other comprehensive loss, net:
Fuel derivative financial instruments:
Reclassification into earnings	17	(213)	32	(338)
Change in fair value	(148)	(149)	(90)	236
Employee benefit plans:
Amortization of net actuarial items	(1)	(1)	(2)	(1)
Investments and other	—	2	4	2

	(132)	(361)	(56)	(101)

Total comprehensive income (loss), net	$(203)	$(80)	$(550)	$20

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,076	$3,458
Short-term investments	342	275

Total unrestricted cash, cash equivalents and short-term investments	4,418	3,733
Restricted cash	120	40
Receivables from related parties (Note 11)	2,432	228
Receivables, less allowance for doubtful accounts (2012 — $10; 2011 — $5)	1,568	763
Deferred income taxes	316	348
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $78; 2011 — $73)	327	340
Prepaid expenses and other	619	447

	9,800	5,899

Operating property and equipment:
Owned—
Flight equipment	9,269	9,135
Other property and equipment	2,190	2,260

	11,459	11,395
Less — Accumulated depreciation and amortization	(3,592)	(3,359)

	7,867	8,036

Purchase deposits for flight equipment	60	57

Capital leases—
Flight equipment	1,483	1,458
Other property and equipment	65	67

	1,548	1,525
Less — Accumulated amortization	(615)	(548)

	933	977

	8,860	9,070

Other assets:
Intangibles, less accumulated amortization (2012 — $561; 2011 — $534)	2,255	2,283
Receivables from related parties (Note 11)	729	—
Restricted cash	325	393
Other, net	594	600

	3,903	3,276

	$22,563	$18,245

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales (Note 11)	$4,481	$1,652
Frequent flyer deferred revenue (Note 11)	2,526	1,484
Accounts payable	1,406	1,109
Accrued salaries and benefits	777	988
Current maturities of long-term debt	643	615
Current maturities of capital leases	115	122
Payables to related parties	104	104
Other	1,044	853

	11,096	6,927

Long-term debt	4,888	5,130
Long-term obligations under capital leases	674	735

Other liabilities and deferred credits:
Frequent flyer deferred revenue (Note 11)	2,872	2,018
Postretirement benefit liability	2,138	2,115
Advanced purchase of miles (Note 11)	1,624	1,442
Deferred income taxes	675	707
Pension liability	84	92
Other	959	983

	8,352	7,357

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued and outstanding 205 shares at both June 30, 2012 and December 31, 2011	—	—
Additional capital invested	3,439	3,432
Retained deficit	(5,702)	(5,208)
Accumulated other comprehensive loss	(184)	(128)

	(2,447)	(1,904)

	$22,563	$18,245

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(494)	$121
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities —
Depreciation and amortization	463	456
Debt and lease discount amortization	18	8
Special charges, non-cash portion	51	(28)
Other, net	44	93
Increase in advance ticket sales	2,829	915
Increase in receivables	(785)	(199)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(309)	(180)
Increase in other current assets	(238)	(77)
Increase in accounts payable	283	253
Decrease in other liabilities	(77)	(231)
Increase in fuel hedge collateral	(27)	(29)
Increase in receivables from related parties	(586)	(58)
Increase (decrease) in payables to related parties	40	(2)

Net cash provided by operating activities	1,212	1,042

Cash Flows from Investing Activities:
Capital expenditures	(245)	(222)
Increase in short-term and other investments, net	(63)	(153)
Proceeds from sale of property and equipment	55	1
Aircraft purchase deposits paid, net	(3)	(3)
(Increase) decrease in restricted cash, net	1	(20)

Net cash used in investing activities	(255)	(397)

Cash Flows from Financing Activities:
Payments of long-term debt	(269)	(1,037)
Principal payments under capital leases	(64)	(175)
Other, net	(6)	9

Net cash used in financing activities	(339)	(1,203)

Net increase (decrease) in cash and cash equivalents	618	(558)
Cash and cash equivalents at beginning of the period	3,458	4,665

Cash and cash equivalents at end of the period	$4,076	$4,107

Investing and Financing Activities Not Affecting Cash:
Transfer of OnePass frequent flyer liability and advanced purchase of miles from Continental	$2,387	$—
8% Contingent Senior Unsecured Notes, net of discount	48	49
Interest paid in kind on UAL 6% Senior Notes	—	18

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Passenger—Mainline	$3,249	$3,116	$6,045	$5,735
Passenger—Regional	791	696	1,469	1,227

Total passenger revenue	4,040	3,812	7,514	6,962
Cargo	89	126	181	241
Special revenue item	—	19	—	19
Other operating revenue	459	327	815	620

	4,588	4,284	8,510	7,842
Operating expense:
Aircraft fuel	1,479	1,394	2,866	2,554
Salaries and related costs	902	864	1,749	1,669
Regional capacity purchase	258	214	495	406
Landing fees and other rent	222	228	436	448
Aircraft maintenance materials and outside repairs	162	154	308	303
Depreciation and amortization	146	156	295	317
Distribution expenses	173	177	328	340
Aircraft rent	172	173	346	345
Special charges (Note 10)	30	56	98	59
Other operating expenses	550	494	1,055	998

	4,094	3,910	7,976	7,439

Operating income	494	374	534	403

Nonoperating income (expense):
Interest expense	(80)	(88)	(160)	(171)
Interest capitalized	6	4	11	8
Interest income	3	2	6	4
Miscellaneous, net	19	(28)	42	(35)

	(52)	(110)	(101)	(194)

Income before income taxes	442	264	433	209
Income tax expense	2	2	1	4

Net income	$440	$262	$432	$205

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$440	$262	$432	$205

Other comprehensive loss, net:
Fuel derivative financial instruments:
Reclassification into earnings	21	(65)	37	(94)
Change in fair value	(114)	(82)	(79)	57
Employee benefit plans:
Amortization of net actuarial items	6	(7)	11	(12)
Investments and other	(1)	1	5	5

	(88)	(153)	(26)	(44)

Total comprehensive income, net	$352	$109	$406	$161

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,004	$2,782
Short-term investments	1,276	1,241

Total unrestricted cash, cash equivalents and short-term investments	3,280	4,023
Receivables, less allowance for doubtful accounts (2012 — $2; 2011 — $2)	250	595
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $25; 2011 — $16)	285	275
Deferred income taxes	347	267
Prepaid expenses and other	184	165

	4,346	5,325

Operating property and equipment:
Owned—
Flight equipment	7,143	6,651
Other property and equipment	928	866

	8,071	7,517
Less — Accumulated depreciation and amortization	(890)	(646)

	7,181	6,871

Purchase deposits for flight equipment	390	324

Capital leases — Other property and equipment	170	170
Less — Accumulated amortization	(24)	(17)

	146	153

	7,717	7,348

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $171; 2011 — $136)	2,428	2,469
Restricted cash	140	135
Other, net	434	364

	7,525	7,491

	$19,588	$20,164

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Payables to related parties (Note 11)	$2,210	$11
Advance ticket sales (Note 11)	186	1,462
Accounts payable	765	894
Current maturities of long-term debt	706	571
Accrued salaries and benefits	454	521
Current maturities of capital leases	3	3
Frequent flyer deferred revenue (Note 11)	—	921
Other	286	279

	4,610	4,662

Long-term debt	4,834	4,957
Long-term obligations under capital leases	177	193

Other liabilities and deferred credits:
Pension liability	1,765	1,770
Payables to related parties (Note 11)	729	—
Lease fair value adjustment, net	975	1,133
Deferred income taxes	901	820
Postretirement benefit liability	300	292
Frequent flyer deferred revenue (Note 11)	—	1,235
Advanced purchase of miles (Note 11)	—	270
Other	551	507

	5,221	6,027

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2012 and December 31, 2011	—	—
Additional capital invested	4,163	4,148
Retained earnings	906	474
Accumulated other comprehensive loss	(323)	(297)

	4,746	4,325

	$19,588	$20,164

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$432	$205
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation and amortization	295	317
Debt and lease discount amortization	(170)	(127)
Special charges, non-cash portion	1	(20)
Net change in fuel hedge cash collateral	(34)	—
Other, net	69	30
Increase (decrease) in advance ticket sales	(1,276)	583
(Increase) decrease in receivables	383	(188)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(39)	91
Increase in other current assets	(204)	(133)
Decrease in accounts payable	(128)	(53)
Decrease in other liabilities	(1)	(34)
Increase in payables to related parties	542	42
(Increase) decrease in receivables from related parties	(1)	3

Net cash provided by (used in) operating activities	(131)	716

Cash Flows from Investing Activities:
Capital expenditures	(307)	(127)
Increases in short-term investments, net	(31)	(291)
Aircraft purchase deposits paid, net	(64)	(67)
Proceeds from sale of property and equipment	89	52
Increase (decrease) in restricted cash, net	(5)	1

Net cash used in investing activities	(318)	(432)

Cash Flows from Financing Activities:
Payments of long-term debt	(427)	(440)
Proceeds from issuance of long-term debt	86	142
Other, net	12	22

Net cash used in financing activities	(329)	(276)

Net increase (decrease) in cash and cash equivalents	(778)	8
Cash and cash equivalents at beginning of the period	2,782	3,398

Cash and cash equivalents at end of the period	$2,004	$3,406

Investing and Financing Activities Not Affecting Cash:
Transfer of frequent flyer liability and advanced purchase of miles to United	$2,387	$—
Property and equipment acquired through the issuance of debt	341	97
Houston Bush Intercontinental Airport Terminal B Construction Obligation	27	—
Reclassification of debt to advanced purchases of miles	—	270
Reclassification of debt discount to other assets	—	60

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

United and Continental account for miles sold and awarded that will never be redeemed by program members, which the Company refers to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company re-evaluated its population breakage estimates for Continental OnePass miles, which were previously not subject to an expiration policy, and increased the estimate of miles in the population expected to ultimately expire. As a result, the rate at which we recognize redeemed miles has increased.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions, the expiration policy, program rules or program redemption opportunities may result in material changes to the deferred revenue balance as well as recognized revenues from the Company’s frequent flyer program.

For the three and six months ended June 30, 2012, the combined net impact of these changes to UAL, United and Continental were not material.

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

NOTE 3—EARNINGS (LOSS) PER SHARE

The table below represents the computation of UAL basic and diluted earnings (loss) per share amounts and the number of securities that have been excluded from the computation of diluted earnings (loss) per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
UAL basic earnings (loss) per share:
Net income (loss)	$339	$538	$(109)	$325
Less: Income allocable to participating securities	(1)	(2)	—	(1)

Earnings (loss) available to common stockholders	$338	$536	$(109)	$324

Basic weighted average shares outstanding	331	330	331	329

Earnings (loss) per share, basic	$1.02	$1.63	$(0.33)	$0.98

UAL diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$338	$536	$(109)	$324
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	2	11	—	—
Effect of Continental 4.5% Convertible Notes	2	2	—	4
Effect of Continental 6% Convertible Junior Subordinated Debentures	3	4	—	—
Effect of UAL 6% Senior Convertible Notes	4	5	—	9

Earnings (loss) available to common stockholders including the effect of dilutive securities	$349	$558	$(109)	$337

UAL diluted shares outstanding:
Basic weighted average shares outstanding	331	330	331	329
Effect of stock options	1	1	—	2
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	5	13	—	—
Effect of Continental 4.5% Convertible Notes	12	12	—	12
Effect of Continental 6% Convertible Junior Subordinated Debentures	4	4	—	—
Effect of UAL 6% Senior Convertible Notes	40	40	—	40

Diluted weighted average shares outstanding	393	400	331	383

Earnings (loss) per share, diluted	$0.89	$1.39	$(0.33)	$0.88

UAL potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	5	7	7	6
UAL 4.5% Senior Limited-Subordination Convertible Notes	—	—	5	18
Continental 4.5% Convertible Notes	—	—	12	—
Continental 6% Convertible Junior Subordinated Debentures	—	—	4	4
UAL 6% Senior Convertible Notes	—	—	40	—

UAL’s 6% Senior Notes due 2031 (the “6% Senior Notes”), with a principal amount of $652 million as of June 30, 2012, and the $125 million of UAL’s 8% Contingent Senior Notes (the “8% Notes”) issued by UAL in January 2012, are redeemable with either cash or shares of UAL common stock, or in the case of mandatory redemption, a combination thereof, at UAL’s option. The Company is obligated to issue an additional $62.5 million of the 8% Notes by February 2013, which are also redeemable on the same terms as the 6% Senior Notes and the other 8% Notes. These notes are not included in the diluted earnings (loss) per share calculation because it is UAL’s intent to redeem these notes with cash if UAL were to decide to redeem these notes.

During the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) with cash after the 4.5% Notes were put to UAL by the noteholders. For the three and six months ended June 30, 2011, the dilutive effect of the 4.5% Notes was excluded from the diluted earnings per share calculations from the date that notice was given of the Company’s intent to pay the notes put to it in cash up to the June 30, 2011 repurchase date.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Although the Company was no longer in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of financial losses in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still needed on net deferred tax assets. If UAL achieves significant profitability in 2012, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
UAL
Service cost	$25	$23	$13	$12
Interest cost	46	45	32	32
Expected return on plan assets	(35)	(35)	(1)	—
Amortization of unrecognized (gain) loss and prior service cost	6	(7)	(1)	(1)

Net periodic benefit costs	$42	$26	$43	$43

United
Service cost	$2	$2	$9	$8
Interest cost	2	3	28	28
Expected return on plan assets	(3)	(3)	(1)	—
Amortization of unrecognized gain and prior service cost	—	(1)	(1)	—

Net periodic benefit costs	$1	$1	$35	$36

Continental
Service cost	$23	$21	$4	$4
Interest cost	44	42	4	4
Expected return on plan assets	(32)	(32)	—	—
Amortization of unrecognized (gain) loss and prior service cost	6	(6)	—	(1)

Net periodic benefit costs	$41	$25	$8	$7

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
UAL
Service cost	$50	$44	$26	$24
Interest cost	92	89	63	63
Expected return on plan assets	(70)	(69)	(2)	(1)
Amortization of unrecognized (gain) loss and prior service cost	11	(12)	(2)	(1)

Net periodic benefit costs	$83	$52	$85	$85

United
Service cost	$4	$3	$18	$17
Interest cost	4	5	55	56
Expected return on plan assets	(6)	(5)	(2)	(1)
Amortization of unrecognized gain and prior service cost	—	(1)	(2)	—

Net periodic benefit costs	$2	$2	$69	$72

Continental
Service cost	$46	$41	$8	$7
Interest cost	88	84	8	7
Expected return on plan assets	(64)	(64)	—	—
Amortization of unrecognized (gain) loss and prior service cost	11	(11)	—	(1)

Net periodic benefit costs	$81	$50	$16	$13

During the six months ended June 30, 2012, Continental contributed $75 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $41 million to its tax-qualified defined benefit pension plans in July 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense (a)	$11	$14	$26	$27

	June 30, 2012	December 31, 2011
Unrecognized share-based compensation expense	$47	$43

(a)	Includes $3 million and $7 million of expense recognized in integration-related costs for the three and six months ended June 30, 2012, respectively. Includes $6 million and $9 million of expense recognized in integration-related costs for the three and six months ended June 30, 2011, respectively.

Profit Sharing Plans. In 2012, substantially all employees participate in profit sharing, which pays 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan. UAL recorded $54 and $90 million of profit sharing and related payroll tax expense in the six months ended June 30, 2012 and 2011, respectively. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$6,086	$6,086	$—	$—	$6,246	$6,246	$—	$—
Short-term investments:
Asset-backed securities	522	—	522	—	478	—	478	—
Corporate debt	518	—	518	—	515	—	515	—
Certificates of deposit placed through an account registry service (“CDARS”)	421	—	421	—	355	—	355	—
Auction rate securities	112	—	—	112	113	—	—	113
U.S. government and agency notes	20	—	20	—	22	—	22	—
Other fixed income securities	25	—	25	—	33	—	33	—
Enhanced equipment trust certificates (“EETC”)	63	—	—	63	60	—	—	60
Fuel derivatives, net	(101)	—	(101)	—	73	—	73	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	586	586	—	—	569	569	—	—

	United
Cash and cash equivalents	$4,076	$4,076	$—	$—	$3,458	$3,458	$—	$—
Short-term investments:
Asset-backed securities	20	—	20	—	29	—	29	—
Corporate debt	132	—	132	—	138	—	138	—
CDARS	162	—	162	—	87	—	87	—
U.S. government and agency notes	6	—	6	—	5	—	5	—
Other fixed income securities	22	—	22	—	16	—	16	—
EETC	63	—	—	63	60	—	—	60
Fuel derivatives, net	(54)	—	(54)	—	44	—	44	—
Restricted cash	445	445	—	—	433	433	—	—

	Continental
Cash and cash equivalents	$2,004	$2,004	$—	$—	$2,782	$2,782	$—	$—
Short-term investments:
Asset-backed securities	502	—	502	—	449	—	449	—
Corporate debt	386	—	386	—	377	—	377	—
CDARS	259	—	259	—	268	—	268	—
Auction rate securities	112	—	—	112	113	—	—	113
U.S. government and agency notes	14	—	14	—	17	—	17	—
Other fixed income securities	3	—	3	—	17	—	17	—
Fuel derivatives, net	(47)	—	(47)	—	29	—	29	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	140	140	—	—	135	135	—	—
Convertible debt derivative asset	289	—	—	289	193	—	—	193
Convertible debt option liability	(147)	—	—	(147)	(95)	—	—	(95)

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,
	2012		2011
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at March 31	$112	$62	$120	$63
Settlements	—	—	—	—
Reported in earnings—unrealized	—	—	1	—
Reported in other comprehensive income	—	1	—	2

Balance at June 30	$112	$63	$121	$65

(a)	For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETCs.

	Six Months Ended June 30,
	2012		2011
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$113	$60	$119	$66
Settlements	—	(2)	—	(2)
Reported in earnings—unrealized	(1)	—	1	—
Reported in other comprehensive income	—	5	1	1

Balance at June 30	$112	$63	$121	$65

(a)	For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETCs.

	Three Months Ended June 30,
	2012			2011
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)
Balance at March 31	$112	$231	$(119)	$120	$262	$(152)
Sales	—	—	—	—	—	—
Gains (losses):
Reported in earnings—unrealized	—	58	(28)	1	(11)	9
Reported in other comprehensive income	—	—	—	—	—	—

Balance at June 30	$112	$289	$(147)	$121	$251	$(143)

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

	Six Months Ended June 30,
	2012			2011
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)
Balance at January 1	$113	$193	$(95)	$119	$286	$(164)
Sales	—	—	—	—	—	—
Gains (losses):
Reported in earnings—unrealized	(1)	96	(52)	1	(35)	21
Reported in other comprehensive income	—	—	—	1	—	—

Balance at June 30	$112	$289	$(147)	$121	$251	$(143)

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset - Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits - Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense) - Miscellaneous, net” in Continental’s statements of consolidated operations.

As of June 30, 2012, Continental’s auction rate securities, which had a par value of $135 million and an amortized cost basis of $112 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of June 30, 2012, United’s EETC securities have an amortized cost basis of $64 million and unrealized losses of $1 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

Continental’s debt-related derivatives presented in the tables above relate to (a) supplemental indenture agreements that provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in Continental’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the Continental debt becoming convertible into the common stock of a different reporting entity. These derivatives are reported in Continental’s separate financial statements and eliminated in consolidation for UAL.

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of June 30, 2012 and December 31, 2011 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,477	$12,542	$—	$7,250	$5,292	$11,682	$11,992	$—	$859	$11,133
United debt	5,531	5,718	—	2,197	3,521	5,745	5,630	—	—	5,630
Continental debt	5,540	5,832	—	4,061	1,771	5,528	5,503	—	—	5,503

Quantitative Information About Level 3 Fair Value Measurements as of June 30, 2012 ($ in millions)

Item	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$112	Discounted Cash Flows	Credit risk premium (a) Illiquidity premium (b) Expected repayments (c)	1% 5% Assumed repayment in years 2013 through 2036

EETC	$63	Discounted Cash Flows	Structure credit risk (d)	7% - 9% (8%)

Convertible debt derivative asset	$289	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (48%) 7% - 10% (8%)

Convertible debt option liability	$(147)	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (48%) 7% - 10% (8%)

(a)	Represents the credit risk premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(b)	Represents the illiquidity premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(c)	Represents the estimated timing of principal repayments used in the discounted cash flow model.
(d)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(e)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(f)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

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

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology

Cash and Cash Equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term Investments, Investments, and Restricted Cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) internally-developed models of the expected future cash flows related to the securities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	The Company used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

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

As of June 30, 2012, our projected fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	20%	$3.41	20%	$2.74
Brent crude oil collars	13	2.74	13	1.93
Diesel fuel collars	9	3.18	9	2.40
Diesel fuel call options	1	3.17	N/A	N/A
Aircraft fuel collars	1	3.00	1	2.35
Aircraft fuel swaps	1	2.72	1	2.72

Total	45%		44%

(a)	As of June 30, 2012, UAL had also hedged 15% of projected first half 2013 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivatives and related gains (losses) (in millions):

		June 30, 2012			December 31, 2011
Derivatives designated as hedges	Balance Sheet Location	UAL	United	Continental	UAL	United	Continental
Assets:
Fuel contracts due within one year	Receivables	$3	$2	$1	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Other Current Liabilities	$104	$56	$48	$4	$4	$—

	Amount of Loss Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense)		Amount of Loss Recognized in Income (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Fuel contracts	2012	2011	2012	2011	2012	2011
UAL	$(262)	$(231)	$(38)	$278	$(29)	$(34)
United	(148)	(149)	(17)	213	(16)	(7)
Continental	(114)	(82)	(21)	65	(13)	(27)

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense)		Amount of Loss Recognized in Income (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Fuel contracts	2012	2011	2012	2011	2012	2011
UAL	$(169)	$293	$(69)	$432	$(4)	$(31)
United	(90)	236	(32)	338	(2)	(5)
Continental	(79)	57	(37)	94	(2)	(26)

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of June 30, 2012 (in millions):

	UAL	United	Continental
Net derivative liability with counterparties	$101	$54	$47
Collateral posted by the Company with its counterparties (a)	61	27	34
Potential loss related to the failure of the Company’s counterparties to perform	—	—	—

(a)	Classified as a current receivable.

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

Commitments. On July 12, 2012, UAL entered into a purchase agreement with The Boeing Company (“Boeing”) for a firm narrowbody aircraft order of 100 Boeing 737 MAX 9 aircraft, with options to purchase an additional 100 Boeing 737 MAX 9 aircraft (the “737 MAX 9 Agreement”). Also on July 12, 2012, United entered into a purchase agreement with Boeing for a firm narrowbody aircraft order of 50 Boeing 737-900ER aircraft, with options to purchase an additional 60 Boeing 737-900ER aircraft. The firm order 50 Boeing 737-900ER aircraft and 100 Boeing 737 MAX 9 aircraft are expected to be delivered between 2013 and 2022.

The July 2012 Boeing aircraft order is part of the Company’s flexible fleet strategy, which provides the Company the ability to replace older, less fuel efficient aircraft and to adjust the size of its fleet to respond to market conditions and opportunities. Specifically, the Boeing 737-900ER order discussed above would largely serve as replacement for Boeing 757-200 aircraft that are operated by United whose leases expire over the next five years.

United Aircraft Commitments. As of June 30, 2012 (adjusted to include the order discussed above), United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2019. United also has options and purchase rights for 152 additional Boeing and Airbus aircraft.

Continental Aircraft Commitments. As of June 30, 2012 (adjusted to include the order discussed above) Continental had firm commitments to purchase 72 new aircraft (47 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. Continental also has options to purchase 89 Boeing aircraft. From July 1, 2012 through December 31, 2012, Continental expects to take delivery of nine Boeing 737-900ER aircraft and five Boeing 787-8 aircraft.

United has secured considerable backstop financing commitments from its widebody aircraft and engine manufacturers, subject to certain customary conditions. In addition, Continental has arranged for financing of five Boeing 737-900ER aircraft and four Boeing 787-8 aircraft scheduled for delivery from July 2012 through December 2012. See Note 9 of this report for additional information. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

The table below summarizes the capital commitments of the Company, United and Continental as of June 30, 2012, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets. The table below is adjusted to include the impact of the July 2012 Boeing 737-900ER and 737 MAX 9 aircraft orders discussed above. As UAL has the right, and intends in the future, to assign its interest under the 737 MAX 9 Agreement with respect to one or more of the Boeing 737 MAX 9 aircraft to either United or Continental, but has not determined the actual assignment of the Boeing 737 MAX 9 between United and Continental, the table below assumes that 50% of the Boeing 737 MAX 9 order is assigned to United and 50% of the Boeing 737 MAX 9 order is assigned to Continental. The table below is also adjusted to include the impact of the resolution between the Company and Boeing in July 2012 relating to compensation in connection with certain Boeing 787 aircraft delivery delays, which contemplates certain adjustments to Continental’s and United’s Boeing 787 purchase agreements.

	In billions
	UAL	United	Continental
Last six months of 2012	$1.2	$0.3	$0.9
2013	1.4	0.4	1.0
2014	1.3	0.6	0.7
2015	2.1	0.8	1.3
2016	2.8	2.0	0.8
After 2016	9.7	7.2	2.5

	$18.5	$11.3	$7.2

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company, United and/or Continental.

UAL and Continental have concluded their discussions with Boeing regarding delays in delivery of certain Boeing 787 aircraft, and have reached a resolution with Boeing regarding compensation to be received in connection with those delays.

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

As of June 30, 2012, $25 million was provided by the Company as a cash reserve for its credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC. Our credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC to process MasterCard/Visa transactions and our credit card processing agreement with American Express allow the applicable financial institution to require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments. The Company’s current level of unrestricted cash, cash equivalents and short term investments is substantially in excess of these minimum levels. The amount of required cash or other collateral reserves or withheld payments would be no more than the liability of the credit card processor for tickets purchased with the applicable credit cards for travel that had not occurred. In conjunction with the single passenger service system conversion in March 2012, all tickets sold since that date have been on United ticket stock. As a result, the advance ticket sales by Continental have diminished and are expected to be zero by March 2013.

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

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2012, UAL had $2.5 billion of floating rate debt (consisting of United’s $2.0 billion and Continental’s $498 million of debt) and $376 million of fixed rate debt (consisting of United’s $195 million and Continental’s $181 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate balance of $2.8 billion (consisting of United’s $2.2 billion and Continental’s $595 million balance), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Houston Bush Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it would begin construction of the first phase of a potential three-phase $1 billion terminal improvement project for Terminal B at George Bush Intercontinental Airport (“Houston Bush”) by the end of 2011. In November 2011, the City of Houston issued approximately $113 million of special facilities revenue bonds to finance the construction of a new south concourse at Houston Bush dedicated to the Company’s regional jet operations. The bonds are guaranteed by Continental and are payable from certain rentals paid by Continental under a special facilities lease agreement with the City of Houston. Continental’s initial commitment is to construct the first phase of the originally anticipated three-phase project. Continental’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is funded by special facilities revenue bonds. Construction of the remaining phases of the project, if any, will be based on demand over the next seven to 10 years, with phase one currently expected to be completed in late 2013.

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

Credit Facilities. As of June 30, 2012 the Company had its entire commitment capacity of $500 million available under the Credit and Guaranty Agreement, dated as of December 22, 2011 (the “Revolving Credit Facility”) with a syndicate of banks led by Citibank N.A., as administrative agent. The Revolving Credit Facility has an expiration date of January 30, 2015.

Labor Negotiations. As of June 30, 2012, UAL and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% are represented by various U.S. labor organizations. On February 27, 2012, the pilots at both United and Continental agreed to an extension of their protocol for joint negotiations and continue to engage in joint bargaining with the Company. On February 28, 2012, the flight attendants at United ratified a new collective bargaining agreement and, on July 13, 2012, the flight attendants at Continental ratified a new collective bargaining agreement. On July 17, 2012, the Company reached a tentative agreement with its Continental Micronesia flight attendants, subject to ratification in the third quarter of 2012. Joint negotiations will begin shortly for a joint collective bargaining agreement covering the Company’s flight attendant work groups.

On March 7, 2012, the passenger service employees at both United and Continental voted to be represented by the International Association of Machinists and Aerospace Workers, AFL-CIO and negotiations are underway for a joint collective bargaining agreement for this employee group. The Company reached a tentative agreement with the United ground instructors, which the United ground instructors ratified on June 8, 2012. We are continuing our negotiations for joint collective bargaining agreements with other work groups, including technicians, dispatchers, fleet service employees, storekeepers and various smaller groups.

NOTE 9—DEBT

As of June 30, 2012, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and loyalty program intangible assets. As of June 30, 2012, UAL, United and Continental were in compliance with their respective debt covenants.

Continental EETCs. In March 2012, Continental created two pass-through trusts, one of which issued $753 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4.15% and the other of which issued $139 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.25%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $892 million, have been and will be used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental received $392 million as of June 30, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The remaining amount is expected to be received during the last six months of this year as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes.

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, Continental has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. The Company did not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

8% Contingent Senior Notes. UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Notes in up to eight equal tranches of $62.5 million if certain financial triggering events occur (with each tranche issued no later than 45 days following the end of any applicable fiscal year).

During 2011, a financial triggering event under the 8% Notes indenture occurred at both June 30, 2011 and December 31, 2011 and, as a result, UAL issued two tranches of $62.5 million each of the 8% Notes in January 2012, which were recorded during 2011 at their fair value of $88 million as a component of integration costs. In addition, at June 30, 2012, a financial triggering event under the 8% Notes indenture occurred and, as a result, UAL is obligated to issue an additional tranche of $62.5 million of the 8% Notes by February 2013. UAL recorded a liability for the fair value of the obligation of $48 million during the second quarter of 2012.

NOTE 10—SPECIAL ITEMS

Special Revenue. During the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase Bank USA, N.A. This modification resulted in the following one-time adjustment to decrease frequent flyer deferred revenue and increase special revenue in accordance with ASU 2009-13 for the three and six months ended June 30, 2011 as follows (in millions):

	UAL	United	Continental
Special revenue item	$107	$88	$19

Special Charges. For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
2012	UAL	United	Continental	UAL	United	Continental
Integration-related costs	$137	$98	$39	$271	$169	$102
Voluntary severance and benefits	76	76	—	125	125	—
(Gains) losses on sale of assets and other special charges, net	(7)	2	(9)	(26)	(22)	(4)

Subtotal special charges	206	176	30	370	272	98
Income tax benefit	—	—	—	(2)	—	(2)

Total special charges, net of income taxes	$206	$176	$30	$368	$272	$96

2011	UAL	United	Continental	UAL	United	Continental
Integration-related costs	$145	$90	$55	$224	$164	$60
(Gains) losses on aircraft sales	1	—	1	(1)	—	(1)

Total	$146	$90	$56	$223	$164	$59

Integration-related costs include compensation costs related to systems integration and training, costs to repaint aircraft and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, relocation costs for employees and severance primarily associated with administrative headcount reductions. In addition, financial triggering events under the 8% Notes indenture occurred at both June 30, 2012 and 2011 and as a result, UAL became obligated to issue one tranche of $62.5 million in aggregate principal amount of the 8% Notes with respect to each of these financial triggering events. The obligation to issue these tranches was recorded at their fair values of $48 million and $49 million as of June 30, 2012 and 2011, respectively. Both obligations described above were recorded as integration-related costs because the financial results of UAL, excluding Continental’s results, would not have resulted in triggering events under the 8% Notes indenture.

During the three and six months ended June 30, 2012, the Company recorded $76 million and $125 million of severance and benefits associated with three voluntary employee programs, respectively. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the Company estimates the amount for this voluntary program to be approximately $76 million.

In addition, the Company sold nine aircraft during the first six months of 2012, of which three were sold during the second quarter. The Company also made adjustments to certain legal reserves.

The Company expects to consolidate its headquarters facilities by the middle of 2013. During the consolidation process, the Company expects to record special charges for accelerated depreciation and lease expense on unused facilities associated with the facility that it vacates. The Company estimates that these charges will be approximately $60 million to $80 million in total, which are expected to be recorded in late 2012 through 2013.

Accruals

The accrual for severance and medical costs was $153 million, $137 million and $16 million related to UAL, United and Continental, respectively, as of June 30, 2012. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $8 million for both UAL and United as of June 30, 2012.

The severance-related accrual as of June 30, 2012, which primarily relates to the integration of United and Continental, is expected to be paid through 2014. Lease payments for grounded aircraft are expected to continue through 2013.

At June 30, 2011, the accrual balance for severance and medical costs was $70 million, $40 million and $30 million, related to UAL, United and Continental, respectively. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $34 million for both UAL and United as of June 30, 2011.

NOTE 11—RELATED PARTY TRANSACTIONS

Intercompany transactions—United and Continental

United and Continental perform services for one another including various aircraft maintenance services and aircraft ground handling at certain airports, and they utilize one management team to oversee the sales and administrative functions of both airlines. For services provided, Continental paid United $268 million and United paid Continental $230 million during the quarter ended June 30, 2012. These payments do not include interline billings, which are common among airlines for transportation-related services. Most of these transactions are routinely settled through the clearing house, which is customarily used in the monthly settlement of such items. Transactions not settled through the clearing house are typically settled in cash on a quarterly basis. As of June 30, 2012, Continental had a net current payable of $2.2 billion to United primarily related to the transfer of the current portion of the frequent flyer liability and the cash transfer from United in conjunction with the conversion to the new passenger service system, as described below. In addition, Continental had a $0.7 billion noncurrent payable to United associated with the transfer of the long-term portion of the frequent flyer liability.

Frequent flyer program transition

In the first quarter of 2012, the Company moved to a single loyalty program. Continental’s loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled Continental OnePass program members in the MileagePlus program and deposited into those MileagePlus accounts award miles equal to these members’ OnePass award miles balance. In March 2012, the related frequent flyer deferred revenue and advance purchase of miles liabilities for the OnePass program was transferred to United with a corresponding liability recorded by Continental payable to United for assuming the frequent flyer obligations. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book value. The obligation associated with this transfer will be settled by Continental through future redemptions by MileagePlus members on Continental operated flights.

Passenger service system and ticket stock integration

In March 2012, Continental and United converted to a single passenger service system, allowing the Company to operate using a single reservations system, carrier code, flight schedule, website and departure control system. In conjunction with the conversion to a single passenger service system, all tickets are now sold by United. As a result, the air traffic liability of Continental is diminishing as tickets previously sold by Continental are used or refunded and United’s advanced ticket sales liability and associated cash receipts from the ticket sales will increase accordingly. Subsequent to the system conversion, United transferred cash to Continental each month, such transfers being netted against amounts owed to Continental for segments flown by Continental on United ticket stock. Revenue will continue to be recorded by the carrier that is operating the flight.

Revenue and expense allocation

In November 2011, the Company received a single operating certificate from the Federal Aviation Administration. The Company plans to merge Continental and United into one legal entity. Once this legal merger occurs, the financial statements of United and Continental will be combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL, and there will no longer be a requirement to separately report the historical financial statements of Continental.

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

Account	Allocation metric between subsidiaries
Operating revenue:
Passenger	Actual ticket revenue based on specifically identified flights operated by each carrier. Frequent flyer component of passenger revenue based on historic revenue passenger miles (“RPMs”) split between carriers. Regional revenue, based on the carrier that contracted with the regional carrier

Cargo	Actual by operating carrier

Other operating	Passenger related based on passenger revenue and other based on passengers enplaned or other similar criteria
Operating expense:
Aircraft fuel	Actual by operating carrier

Salaries and related costs	Actual for operational workgroups and allocation based on historical RPMs for administrative personnel. Profit sharing expense is allocated based on the proportional profit of each operating entity

Regional capacity purchase	Actual based on specific identification of the carrier that contracted with regional carrier for flying

Landing fees and other rent	Allocation based on passengers enplaned

Aircraft maintenance materials and outside repairs	Actual based on the specific identification of each carrier’s aircraft

Depreciation and amortization	Specific identification of carriers’ operational assets (i.e. flight equipment) and intangible assets and allocation based on historical RPMs for other assets

Distribution expenses	Allocation based on passenger revenue

Aircraft rent	Actual based on specific identification of each carrier’s aircraft

Special charges	Specific identification

Other operating expenses	Specific identification where applicable and allocation based on historical RPMs for other

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 100 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. Based on flight schedules as of July 1, 2012, the Company offers approximately 5,600 daily departures to 375 destinations.

Second Quarter Financial Highlights

•

UAL’s second quarter 2012 net income was $545 million, or $1.41 diluted earnings per share, excluding $206 million of special charges, net of tax. On a GAAP basis, UAL’s second quarter 2012 net income was $339 million, or $0.89 diluted earnings per share.

•	UAL’s passenger revenue increased 2.3% during the second quarter of 2012 as compared to the second quarter of 2011.

•	UAL’s second quarter 2012 fuel cost increased 5.6% year-over-year.

•	UAL’s unrestricted cash, cash equivalents and short-term investments totaled $7.7 billion at June 30, 2012.

Second Quarter Operational Highlights

•

UAL’s traffic increased and capacity decreased 0.5% and 0.6%, respectively, during the second quarter of 2012 as compared to the second quarter of 2011. The Company’s load factor for the second quarter of 2012 was 84.3%.

•	For the quarter ended June 30, 2012, the Company recorded a U.S. Department of Transportation on-time arrival rate of 76.4% and a system completion factor of 99.1%.

•	The Company took delivery of six new Boeing 737-900ER aircraft during the second quarter of 2012.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. The Company plans to reduce 2012 consolidated capacity by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable markets. As compared to 2011 capacity, the Company expects full-year 2012 consolidated capacity to be down 0.5% to 1.5% year-over-year, with full-year 2012 domestic capacity to be down 1.5% to 2.5% and full-year 2012 international capacity to be down 0.3% to up 0.7%. The Company is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and other cost-saving measures.

Integration

The Company has made significant progress toward integrating products, services and policies. Following the conversion of its passenger service system in the first quarter of 2012, the Company now has a single loyalty program, MileagePlus, and a single website, united.com. Continental’s OnePass loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in the MileagePlus program and deposited into those MileagePlus accounts award miles equal to their OnePass award miles balance.

In March 2012, UAL converted to a single passenger service system allowing the Company to operate using a single reservations system, carrier code, flight schedule, website and departure control system.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011.

Second Quarter 2012 Compared to Second Quarter 2011

UAL recorded net income of $339 million in the second quarter of 2012 as compared to net income of $538 million in the second quarter of 2011. Excluding special items, UAL had net income of $545 million in the second quarter of 2012 as compared to net income of $577 million in the second quarter of 2011. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $575 million for the second quarter of 2012, as compared to $808 million for the second quarter of 2011. Significant components of our operating results for the three months ended June 30, are as follows (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Operating Revenue	$9,939	$9,809	$130	1.3
Operating Expenses	9,364	9,001	363	4.0

Operating Income	575	808	(233)	(28.8)
Nonoperating Expense	(235)	(266)	(31)	(11.7)
Income Tax Expense	1	4	(3)	(75.0)

Net Income	$339	$538	$(199)	(37.0)

Certain consolidated statistical information for UAL’s operations for the three months ended June 30, is as follows:

	2012	2011	Increase (Decrease)	% Change
Passengers (thousands) (a)	37,071	37,000	71	0.2
Revenue Passenger Miles (“RPMs”) (millions) (b)	54,491	54,245	246	0.5
Available Seat Miles (“ASMs”) (millions) (c)	64,616	65,006	(390)	(0.6)
Passenger load factor (d)	84.3%	83.4%	0.9 pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.57	13.18	0.39	3.0
Average yield per revenue passenger mile (cents) (e)	16.09	15.80	0.29	1.8
Cost per available seat mile (“CASM”) (cents)	14.49	13.85	0.64	4.6
Average price per gallon of fuel, including fuel taxes	$3.29	$3.09	$0.20	6.5
Fuel gallons consumed (millions)	1,035	1,043	(8)	(0.8)
Average full-time equivalent employees	84,500	81,100	3,400	4.2

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$6,944	$6,836	$108	1.6
Passenger—Regional	1,824	1,734	90	5.2

Total passenger revenue	8,768	8,570	198	2.3
Cargo	265	316	(51)	(16.1)
Special revenue item	—	107	(107)	NM
Other operating revenue	906	816	90	11.0

	$9,939	$9,809	$130	1.3

NM—Not Meaningful

The table below presents selected passenger revenues and operating data, broken out by geographic region, expressed as second quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2011:
Passenger revenue (in millions)	$21	$140	$(30)	$(23)	$108	$90	$198
Passenger revenue	0.6%	12.5%	(1.9)%	(3.4)%	1.6%	5.2%	2.3%
Average fare per passenger	3.0%	0.2%	0.9%	(4.4)%	2.7%	2.1%	2.1%
Yield	1.3%	4.9%	1.1%	(7.2)%	1.0%	5.0%	1.8%
PRASM	1.1%	6.6%	2.3%	(3.4)%	1.8%	8.5%	3.0%
Average stage length	1.2%	27.6%	9.2%	4.8%	4.3%	(4.8)%	1.8%
Passengers	(2.3)%	12.3%	(2.7)%	1.1%	(1.1)%	3.0%	0.2%
RPMs (traffic)	(0.7)%	7.2%	(2.9)%	4.1%	0.5%	0.2%	0.5%
ASMs (capacity)	(0.5)%	5.6%	(4.1)%	0.1%	(0.2)%	(3.0)%	(0.6)%
Passenger load factor (points)	(0.2)	1.2	1.1	3.1	0.6	2.6	0.9

Consolidated passenger revenue in the second quarter of 2012 increased 2.3% as compared to the year-ago period primarily due to increased pricing as consolidated average fare per passenger and yield increased by 2.1% and 1.8%, respectively. The average fare per passenger increased in the 2012 period as compared to the 2011 period due to a number of fare increases implemented in response to fuel price volatility. Passenger revenue results for the Pacific region for the second quarter of 2012 include insurance proceeds from a business interruption claim from the 2011 Japan earthquake and tsunami. This increased year-over-year consolidated PRASM by approximately 0.3%.

Cargo revenue decreased $51 million, or 16.1%, in the second quarter of 2012 as compared to the year-ago period due to lower volumes and yields on freight and mail, primarily in the Atlantic and Pacific regions.

Other operating revenue increased $90 million, or 11.0%, in the second quarter of 2012 as compared to the year-ago period, primarily due to the application of Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standards Board Emerging Issues Task Force (“ASU 2009-13”) upon execution of its co-branded credit card agreement with Chase Bank USA, N.A. at the end of the second quarter 2011, which resulted in a decrease in the deferral of revenue related to miles. See Note 1 to the financial statements included in Part I, Item I of this report for additional information.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$3,408	$3,227	$181	5.6
Salaries and related costs	2,024	1,916	108	5.6
Regional capacity purchase	643	615	28	4.6
Landing fees and other rent	503	502	1	0.2
Aircraft maintenance materials and outside repairs	432	444	(12)	(2.7)
Depreciation and amortization	378	385	(7)	(1.8)
Distribution expenses	345	375	(30)	(8.0)
Aircraft rent	251	252	(1)	(0.4)
Special charges	206	146	60	NM
Other operating expenses	1,174	1,139	35	3.1

	$9,364	$9,001	$363	4.0

Aircraft fuel expense increased $181 million, or 5.6%, year-over-year due primarily to fuel hedge losses in the current quarter versus gains in the second quarter of 2011. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2012 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2012	2011	% Change	2012	2011	% Change
Aircraft fuel expense	$3,408	$3,227	5.6	$3.29	$3.09	6.5
Fuel hedge gains (losses)	(38)	278	NM	(0.03)	0.27	NM

Total fuel purchase cost excluding fuel hedge impacts	$3,370	$3,505	(3.9)	$3.26	$3.36	(3.0)

Total fuel consumption (gallons)	1,035	1,043	(0.8)

Salaries and related costs increased $108 million, or 5.6%, in the second quarter of 2012 as compared to the year-ago period due to several factors including a 4.2% increase in the number of average full-time employees, higher pay rates primarily driven by new collective bargaining agreements, and overtime for airport and call center employees related to our conversion to a single passenger service system.

Regional capacity purchase increased $28 million, or 4.6%, in the second quarter of 2012 as compared to the year-ago period primarily due to contractual amendments with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement and also due to an increase in the contractual rates with such regional carrier partner.

Distribution expenses decreased $30 million, or 8.0%, in the second quarter of 2012 as compared to the year-ago period due to reduced fees with our online ticket agents, lower credit card discount fees driven by legislation reducing costs on debit card sales and lower rates on global distribution systems fees paid in 2012 as compared to 2011.

Other operating expenses increased $35 million, or 3.1%, in the second quarter of 2012 as compared to the year-ago period primarily due to additional trip interruption costs, personnel-related expenses, and higher advertising expenses.

Details of UAL’s special charges include the following for the three months ended June 30 (in millions):

	2012	2011
Integration-related costs	$137	$145
Voluntary severance	76	—
(Gains) losses on sale of assets and other special charges, net	(7)	1

Special charges	$206	$146

See Note 10 to the financial statements included in Part I, Item I of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(213)	$(250)	$(37)	(14.8)
Interest capitalized	9	8	1	12.5
Interest income	7	5	2	40.0
Miscellaneous, net	(38)	(29)	9	31.0

Total	$(235)	$(266)	$(31)	(11.7)

Interest expense decreased $37 million, or 14.8%, in the second quarter of 2012 compared to the year-ago period primarily due to a decrease in debt outstanding during the second quarter of 2012 as compared to debt outstanding during the year-ago period.

During the second quarter of 2012, miscellaneous, net included a fuel hedge ineffectiveness loss of $29 million primarily resulting from a decrease in fuel hedge values in excess of the decrease in aircraft fuel prices during the quarter.

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

First Six Months 2012 Compared to First Six Months 2011

UAL recorded a net loss of $109 million in the first six months of 2012 as compared to net income of $325 million in the first six months of 2011. Excluding special items, UAL had net income of $259 million in the first six months of 2012 as compared to net income of $441 million in the first six months of 2011. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $304 million for the first six months of 2012, as compared to $842 million for the first six months of 2011. Significant components of our operating results for the first six months of 2012 are as follows (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Operating Revenue	$18,541	$18,011	$530	2.9
Operating Expenses	18,237	17,169	1,068	6.2

Operating Income	304	842	(538)	(63.9)
Nonoperating Expense	(411)	(511)	(100)	(19.6)
Income Tax Expense	2	6	(4)	(66.7)

Net Income (Loss)	$(109)	$325	$(434)	NM

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the six months ended June 30 is as follows:

	2012	2011	Increase (Decrease)		% Change
Passengers (thousands) (a)	69,598	69,589	9		—
RPMs (millions) (b)	101,598	101,209	389		0.4
ASMs (millions) (c)	124,960	125,178	(218)		(0.2)
Passenger load factor (d)	81.3%	80.9%	0.4	pts.	N/A
PRASM (cents)	13.02	12.53	0.49		3.9
Average yield per revenue passenger mile (cents) (e)	16.02	15.50	0.52		3.4
CASM (cents)	14.59	13.72	0.87		6.3
Average price per gallon of fuel, including fuel taxes	$3.32	$2.95	$0.37		12.5
Fuel gallons consumed (millions)	2,002	2,003	(1)		—
Average full-time equivalent employees	84,100	81,700	2,400		2.9

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$12,898	$12,543	$355	2.8
Passenger—Regional	3,378	3,144	234	7.4

Total passenger revenue	16,276	15,687	589	3.8
Cargo	529	599	(70)	(11.7)
Special revenue item	—	107	(107)	NM
Other operating revenue	1,736	1,618	118	7.3

	$18,541	$18,011	$530	2.9

The table below presents selected passenger revenues and operating data, broken out by geographic region, expressed as first six months year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2011:
Passenger revenue (in millions)	$61	$201	$40	$53	$355	$234	$589
Passenger revenue	1.0%	9.3%	1.5%	4.0%	2.8%	7.4%	3.8%
Average fare per passenger	3.8%	3.5%	3.2%	2.6%	4.6%	3.7%	3.7%
Yield	2.3%	4.6%	3.1%	(0.3)%	2.7%	5.5%	3.4%
PRASM	2.7%	3.3%	3.3%	1.8%	2.9%	8.7%	3.9%
Average stage length	1.6%	17.2%	5.6%	6.0%	4.3%	(3.4)%	1.9%
Passengers	(2.7)%	5.6%	(1.7)%	1.4%	(1.7)%	3.6%	—%
RPMs (traffic)	(1.2)%	4.5%	(1.6)%	4.3%	0.2%	1.8%	0.4%
ASMs (capacity)	(1.7)%	5.8%	(1.8)%	2.3%	—%	(1.1)%	(0.2)%
Passenger load factor (points)	0.3	(1.0)	0.2	1.5	0.2	2.3	0.4

Consolidated passenger revenue in the first six months of 2012 increased 3.8% as compared to the year-ago period primarily due to increased pricing as consolidated average fare per passenger and yield increased by 3.7% and 3.4%, respectively. The average fare per passenger increased in the 2012 period as compared to the 2011 period due to a number of fare increases implemented in response to fuel price volatility. Passenger revenue increased in 2011 as a result of certain accounting changes. In conjunction with these changes, the Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $107 million in connection with a modification to its co-branded credit card agreement with Chase Bank USA, N.A.

Cargo revenue decreased $70 million, or 11.7%, in the first six months of 2012 as compared to the year-ago period due to lower volumes and yields on freight and mail primarily in the Atlantic and Pacific regions.

Other operating revenue increased $118 million, or 7.3%, in the first six months of 2012 as compared to the year-ago period primarily due to the application of ASU 2009-13 upon execution of its co-branded credit card agreement with Chase Bank USA, N.A. at the end of the second quarter 2011, which resulted in a decrease in the deferral of revenue related to miles. See Note 1 to the financial statements included in Part I, Item I of this report for additional information.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$6,637	$5,899	$738	12.5
Salaries and related costs	3,921	3,722	199	5.3
Regional capacity purchase	1,259	1,188	71	6.0
Landing fees and other rent	972	975	(3)	(0.3)
Aircraft maintenance materials and outside repairs	839	883	(44)	(5.0)
Depreciation and amortization	758	773	(15)	(1.9)
Distribution expenses	682	725	(43)	(5.9)
Aircraft rent	502	505	(3)	(0.6)
Special charges	370	223	147	NM
Other operating expenses	2,297	2,276	21	0.9

	$18,237	$17,169	$1,068	6.2

Aircraft fuel expense increased $738 million, or 12.5%, year-over-year due to fuel hedge losses in the first six months of 2012 versus gains in the first six months of 2011. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2012 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2012	2011	% Change	2012	2011	% Change
Aircraft fuel expense	$6,637	$5,899	12.5	$3.32	$2.95	12.5
Fuel hedge gains (losses)	(69)	432	NM	(0.04)	0.21	NM

Total fuel purchase cost excluding fuel hedge impacts	$6,568	$6,331	3.7	$3.28	$3.16	3.8

Total fuel consumption (gallons)	2,002	2,003	—

Salaries and related costs increased $199 million, or 5.3%, in the first six months of 2012 as compared to the year-ago period due to several factors including a 2.9% increase in the number of average full-time employees, higher pay rates primarily driven by new collective bargaining agreements, and additional overtime for airport and call center employees related to our conversion to a single passenger service system.

Regional capacity purchase increased $71 million, or 6.0%, in the first six months of 2012 as compared to the year-ago period primarily due to contractual amendments with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement and also due to an increase in the contractual rates with such regional carrier partner.

Aircraft maintenance materials and outside repairs decreased $44 million, or 5.0%, in the first six months of 2012 as compared to the year-ago period primarily due to lower rates on a new engine maintenance contract as well as fewer airframe maintenance visits in the first half of 2012 as compared to the first half of 2011.

Distribution expenses decreased $43 million, or 5.9%, in the first six months of 2012 as compared to the year-ago period due to reduced fees with our online ticket agents, lower credit card discount fees driven by legislation reducing costs on debit card sales and lower rates on global distribution systems fees paid in 2012 as compared to 2011.

Other operating expenses increased $21 million, or 0.9%, in the second quarter of 2012 as compared to the year-ago period primarily due to increased personnel-related expenses, in-flight supplies, and higher advertising expenses.

Details of UAL’s special charges include the following for the six months ended June 30 (in millions):

	2012	2011
Integration-related costs	$271	$224
Voluntary severance and benefits	125	—
Gains on sale of assets and other special charges, net	(26)	(1)

Special charges	$370	$223

See Note 10 to the financial statements included in Part I, Item I of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the first six months June 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(429)	$(504)	$(75)	(14.9)
Interest capitalized	17	14	3	21.4
Interest income	12	9	3	33.3
Miscellaneous, net	(11)	(30)	(19)	(63.3)

Total	$(411)	$(511)	$(100)	(19.6)

Interest expense decreased $75 million, or 14.9%, in the first six months of 2012 compared to the year-ago period primarily due to a decrease in debt outstanding during the first six months of 2012 as compared to debt outstanding during the year-ago period.

During the first six months of 2012, miscellaneous, net included a fuel hedge ineffectiveness loss of $4 million primarily resulting from a decrease in fuel hedge ineffectiveness.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2012, UAL had $7.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $7.8 billion at December 31, 2011. At June 30, 2012, UAL also had $586 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of June 30, 2012, the Company had its entire commitment capacity of $500 million under the Revolving Credit Facility available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2012, UAL had approximately $12.4 billion of debt and capital lease obligations, including $1.5 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

On July 12, 2012, UAL entered into a purchase agreement with The Boeing Company (“Boeing”) for a firm narrowbody aircraft order of 100 Boeing 737 MAX 9 aircraft, with options to purchase an additional 100 Boeing 737 MAX 9 aircraft. Also on July 12, 2012, United entered into a purchase agreement with Boeing for a firm narrowbody aircraft order of 50 Boeing 737-900ER aircraft, with options to purchase an additional 60 Boeing 737-900ER aircraft. The firm order 50 Boeing 737-900ER aircraft and 100 Boeing 737 MAX 9 aircraft are expected to be delivered between 2013 and 2022.

The July 2012 Boeing aircraft order is part of the Company’s flexible fleet strategy, which provides the Company the ability to replace older, less fuel efficient aircraft and to adjust the size of its fleet to respond to market conditions and opportunities. Specifically, the Boeing 737-900ER order discussed above would largely serve as replacement for Boeing 757-200 aircraft that are operated by United whose leases expire over the next five years.

As of June 30, 2012 (adjusted to include the order discussed above), United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2019. United also has options and purchase rights for 152 additional Boeing and Airbus aircraft.

As of June 30, 2012 (adjusted to include the order discussed above) Continental had firm commitments to purchase 72 new aircraft (47 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2012 through 2016. Continental also has options to purchase 89 Boeing aircraft. From July 1, 2012 through December 31, 2012, Continental expects to take delivery of nine Boeing 737-900ER aircraft and five Boeing 787-8 aircraft.

United has secured considerable backstop financing commitments from its widebody aircraft and engine manufacturers, subject to certain customary conditions. In addition, Continental has arranged for financing of five Boeing 737-900ER aircraft and four Boeing 787-8 aircraft scheduled for delivery from July 2012 through December 2012. See Note 9 to the financial statements contained in Part 1, Item 1 of this report for additional information. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

As of June 30, 2012, adjusted to include the impact of the July 2012 Boeing aircraft order and the impact of the resolution between the Company and Boeing relating to compensation in connection with certain Boeing 787 delivery delays, the Company has total capital commitments primarily related to aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $18.5 billion, of which approximately $1.2 billion, $1.4 billion, $1.3 billion, $2.1 billion, $2.8 billion and $9.7 billion are due in the last six months of 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company, United and/or Continental.

UAL and Continental have concluded their discussions with Boeing regarding delays in delivery of certain Boeing 787 aircraft, and have reached a resolution with Boeing regarding compensation to be received in connection with those delays.

As of June 30, 2012, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. UAL’s cash flows provided by operations for the six months ended June 30, 2012 was $1.1 billion compared to $1.8 billion in the same period in 2011. The decrease is attributable to a decrease in the Company’s net income year-over-year and the cash flow impact of certain working capital items.

Investing Activities. UAL’s capital expenditures, net of financings, were $552 million and $350 million in the six months ended June 30, 2012 and 2011, respectively. UAL’s capital expenditures for the six months ended June 30, 2012 were primarily attributable to the purchase of new Boeing 737-900ER aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

In addition to capital expenditures during the six months ended June 30, 2012, Continental acquired six aircraft through the issuance of debt, as discussed under Financing Activities below.

The purchase of short-term investments decreased to $96 million in the six months ended June 30, 2012 from $443 million in the six months ended June 30, 2011.

Financing Activities. In March 2012, Continental created two pass-through trusts, one of which issued $753 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4.15% and the other of which issued $139 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 6.25%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $892 million, have been and will be used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental received $392 million as of June 30, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The proceeds have been and are expected to be used to fund the acquisition of new aircraft and, in the case of currently owned aircraft, for general corporate purposes.

During the six months ended June 30, 2012, UAL made debt and capital lease payments of $760 million. These payments include $195 million related to Continental’s Series 2002-1 EETCs.

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

United and Continental—Results of Operations

In November 2011, the Company received a single operating certificate from the Federal Aviation Administration. The Company plans to merge Continental and United into one legal entity. Once this legal merger occurs, the financial statements of United and Continental will be combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL, and there will no longer be a requirement to separately report the historical financial statements of Continental.

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

United

The following table presents information related to United’s results of operations for the three and six months ended June 30 (in millions, except percentage changes):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Operating Revenue:
Passenger revenue	$4,728	$4,757	(0.6)	$8,762	$8,722	0.5
Special revenue items	—	88	NM	—	88	NM
Cargo and other revenue	747	725	3.0	1,488	1,436	3.6

Total revenue	$5,475	$5,570	(1.7)	$10,250	$10,246	—

Operating Expenses:
Aircraft fuel	$1,929	$1,833	5.2	$3,771	$3,345	12.7
Salaries and related costs	1,093	1,038	5.3	2,120	2,025	4.7
Regional capacity purchase	386	401	(3.7)	765	783	(2.3)
Landing fees and other rent	281	275	2.2	536	527	1.7
Aircraft maintenance materials and outside repairs	282	290	(2.8)	549	582	(5.7)
Depreciation and amortization	232	229	1.3	463	456	1.5
Distribution expenses	172	199	(13.6)	354	386	(8.3)
Aircraft rent	78	80	(2.5)	156	161	(3.1)
Special charges	176	90	NM	272	164	NM
Other operating expenses	762	698	9.2	1,488	1,372	8.5

Total operating expenses	$5,391	$5,133	5.0	$10,474	$9,801	6.9

Operating income (loss)	$84	$437	(80.8)	$(224)	$445	NM
Nonoperating expense	(156)	(156)	—	(269)	(324)	(17.0)

RPMs	29,990	30,344	(1.2)	56,061	56,647	(1.0)
ASMs	35,479	36,062	(1.6)	68,561	69,388	(1.2)

United had operating income of $84 million and an operating loss of $224 million in the second quarter and first six months of 2012, respectively, as compared to operating income of $437 million and $445 million in the second quarter and first six months of 2011, respectively. As compared to the second quarter of 2011, United’s consolidated revenue decreased $95 million, or 1.7%, to $5.5 billion for the three months ended June 30, 2012. These decreases are due to a decline in cargo revenue in the second quarter and a one-time special revenue item in 2011. United’s consolidated revenue was flat for the six months ended June 30, 2012 as compared to the year-ago period.

Aircraft fuel expense increased 5.2% and 12.7% in the second quarter and first six months of 2012, respectively, as compared to the year-ago periods, which was primarily driven by volatility in market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge losses were $17 million in the three months ended June 30, 2012, compared to fuel hedge gains of $213 million in the three months ended June 30, 2011.

Salaries and related costs increased 5.3% and 4.7% in the second quarter and first six months of 2012, respectively, as compared to the year-ago period, which was primarily driven by new collective bargaining agreements for flight attendants and mechanics.

Aircraft maintenance materials and outside repairs decreased $8 million, or 2.8%, in the second quarter of 2012 as compared to the year-ago period, primarily due to lower rates on a new engine maintenance contract as well as fewer airframe visits in 2012 as compared to 2011. Similarly, aircraft maintenance materials and outside repairs decreased $33 million, or 5.7%, in the first six months of 2012 as compared to the year-ago period.

Distribution expenses decreased $27 million, or 13.6%, in the second quarter of 2012 as compared to the year-ago period, and decreased $32 million, or 8.3%, in the first six months of 2012 as compared to 2011. These decreases are primarily due to lower credit card discount fees driven by legislation reducing costs on debit card sales and lower rates on global distribution systems fees paid in 2012 as compared to 2011.

United’s nonoperating expense remained flat in the second quarter of 2012 as compared to the year-ago period, and decreased $55 million, or 17.0%, in the first six months of 2012 as compared to the first six months of 2011. This decrease is due to a decrease in interest expense as a result of a decrease in the principal amount of debt outstanding year-over-year.

Continental

The following table presents information related to Continental’s results of operations for the three and six months ended June 30 (in millions, except percentage changes):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Operating Revenue:
Passenger revenue	$4,040	$3,812	6.0	$7,514	$6,962	7.9
Special revenue items	—	19	NM	—	19	NM
Cargo and other revenue	548	453	21.0	996	861	15.7

Total revenue	$4,588	$4,284	7.1	$8,510	$7,842	8.5

Operating Expenses:
Aircraft fuel	$1,479	$1,394	6.1	$2,866	$2,554	12.2
Salaries and related costs	902	864	4.4	1,749	1,669	4.8
Regional capacity purchase	258	214	20.6	495	406	21.9
Landing fees and other rent	222	228	(2.6)	436	448	(2.7)
Aircraft maintenance materials and outside repairs	162	154	5.2	308	303	1.7
Depreciation and amortization	146	156	(6.4)	295	317	(6.9)
Distribution expenses	173	177	(2.3)	328	340	(3.5)
Aircraft rent	172	173	(0.6)	346	345	0.3
Special charges	30	56	NM	98	59	NM
Other operating expenses	550	494	11.3	1,055	998	5.7

Total operating expenses	$4,094	$3,910	4.7	$7,976	$7,439	7.2

Operating income	$494	$374	32.1	$534	$403	32.5
Nonoperating expense	(52)	(110)	(52.7)	(101)	(194)	(47.9)

RPMs	24,501	23,901	2.5	45,537	44,562	2.2
ASMs	29,137	28,944	0.7	56,399	55,790	1.1

Continental’s operating income in the second quarter and first six months of 2012 were $494 million and $534 million, respectively, as compared to operating income of $374 million and $403 million, respectively, in the second quarter and first six months of 2011. As compared to the second quarter of 2011, Continental’s consolidated revenue increased $304 million, or 7.1%, to $4.6 billion for the three months ended June 30, 2012. These improvements were largely due to year-over-year capacity discipline, which in turn resulted in higher fares, stronger yields and increased traffic, as compared to the same period in 2011. Similarly, Continental’s consolidated revenue increased $668 million, or 8.5%, to $8.5 billion for the six months ended June 30, 2012 as compared to the year-ago period.

Aircraft fuel expense increased approximately 6.1% and 12.2% in both the second quarter and first six months of 2012 as compared to the same period in 2011, primarily due to volatility in the market prices of aircraft fuel. Fuel hedge losses were $21 million and $37 million in the second quarter and first six months of 2012, respectively.

Regional capacity purchase expense increased by 20.6% and 21.9% in both the second quarter and first six months of 2012 as compared to the year-ago periods, which was primarily due to a contractual amendment with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement.

Nonoperating expense includes losses from fuel hedge ineffectiveness of $13 million and $2 million, in the second quarter and the first six months of 2012, respectively. Continental’s nonoperating expense in the three months ended June 30, 2012 also includes a net gain of $30 million, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net gain and the related derivatives are reflected only in the Continental stand-alone financial statements. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor UAL’s performance on a consistent basis. UAL believes that adjusting for special items is useful to investors because they are non-recurring items not indicative of UAL’s on-going performance. Special items relate to activities that are not central to our ongoing operations. A reconciliation of net income (loss) and diluted earnings (loss) per share to the non-GAAP financial measure of net income and diluted earnings per share, excluding special items, for the three and six months ended June 30, is as follows (in millions, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income	Diluted Earnings per Share	Net Income	Net Income (Loss)	Diluted Earnings (Loss) per Share	Net Income
	2012	2012	2011	2012	2012	2011
Net income (loss) — GAAP	$339	$0.89	$538	$(109)	$(0.33)	$325
Special revenue item	—	—	(107)	—	—	(107)
Special charges, net	206	0.52	146	368	1.03	223

Net income excluding special items — non-GAAP	$545	$1.41	$577	$259	$0.70	$441

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

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report except as follows:

Aircraft Fuel. As of June 30, 2012, UAL’s projected consolidated fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
Remainder of 2012
Heating oil collars	20%	$3.41	20%	$2.74
Brent crude oil collars	13	2.74	13	1.93
Diesel fuel collars	9	3.18	9	2.40
Diesel fuel call options	1	3.17	N/A	N/A
Aircraft fuel collars	1	3.00	1	2.35
Aircraft fuel swaps	1	2.72	1	2.72

Total	45%		44%

As of June 30, 2012, UAL had also hedged 15% of projected first half 2013 fuel consumption.

At June 30, 2012, UAL fuel derivatives were in a net liability position of $101 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Fuel derivative disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive

Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of June 30, 2012, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2012

Except as set forth below, during the three months ended June 30, 2012, there were no changes in UAL’s, United’s or Continental’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, their internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the first quarter of 2012, we made certain changes to internal controls over financial reporting related to our revenue accounting system and our frequent flyer accounting systems. In connection with our conversion to a single passenger service system in March 2012, United converted from its former revenue accounting system to the Continental revenue accounting system and frequent flyer passenger database. During the second quarter of 2012, we made additional enhancements to the revenue accounting system to improve our internal controls over financial reporting, including a reconciliation of open coupon detail to the general ledger balance of advanced ticket sales. The operating effectiveness of these changes to the internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2012.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The disclosures below include updates to certain legal proceedings included in the 2011 Annual Report. In addition to the legal proceedings below, UAL, United and Continental are parties to other legal proceedings as described in the 2011 Annual Report and in Part II, Item 1., “Legal Proceedings,” of the Company’s Form 10-Q for the quarter ended March 31, 2012.

Brazil Air Cargo Investigation

On July 31, 2008, state prosecutors in Sao Paulo, Brazil commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. Separately, Brazilian antitrust authorities initiated an administrative proceeding in order to verify the existence of a cartel among certain airlines for the determination and implementation of a fuel surcharge, including United and its cargo manager. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which is charged with making a determination on the matter. On August 30, 2011, the Brazil Federal Public Prosecutor issued an opinion to CADE recommending the dismissal of the proceedings against United and its cargo manager, which is currently under consideration by CADE. United continues to vigorously defend itself before CADE. On May 14, 2012, the criminal proceedings against United’s cargo manager were discontinued.

United is currently cooperating with CADE’s investigation and continues to analyze whether any potential liability may result. Based on its evaluation of all information currently available, United has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of competition laws can be substantial and an ultimate finding that United engaged in improper activity could have a material adverse impact on the Company’s consolidated financial position and results of operations.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2011 Annual Report and Part II, Item 1A., “Risk Factors,” of the Company’s Form 10-Q for the quarter ended March 31, 2012 for a detailed discussion of the risk factors affecting UAL, United and Continental.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: July 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date: July 26, 2012	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 26, 2012	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Air Lines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.3	Continental	Continental Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	United Continental	Unaudited Pro Forma Condensed Combined Financial Information of United and Continental

**101.1	UAL United Continental	XBRL Instance Document

**101.2	UAL United Continental	XBRL Taxonomy Extension Schema Document

**101.3	UAL United Continental	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	UAL United Continental	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	UAL United Continental	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	UAL United Continental	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.