Form 10-Q
period 2012-09-30
CONTINENTAL AIRLINES INC /DE/; United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2012-10-25
CIK 319687, 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2012 is shown below:

United Continental Holdings, Inc.	332,426,868 shares of common stock ($0.01 par value)

United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.

Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for Continental Airlines, Inc. common stock.

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

United Continental Holdings, Inc.

United Air Lines, Inc.

Continental Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended September 30, 2012

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3

United Continental Holdings, Inc.:
Statements of Consolidated Operations	3
Statements of Consolidated Comprehensive Income (Loss)	4
Consolidated Balance Sheets	5
Condensed Statements of Consolidated Cash Flows	7

United Air Lines, Inc.:
Statements of Consolidated Operations	8
Statements of Consolidated Comprehensive Income (Loss)	9
Consolidated Balance Sheets	10
Condensed Statements of Consolidated Cash Flows	12

Continental Airlines, Inc.:
Statements of Consolidated Operations	13
Statements of Consolidated Comprehensive Income (Loss)	14
Consolidated Balance Sheets	15
Condensed Statements of Consolidated Cash Flows	17

Combined Notes to Condensed Consolidated Financial Statements (United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.)	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 6. Exhibits	51
Signatures	52
Exhibit Index	53

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Passenger—Mainline	$6,993	$7,237	$19,891	$19,780
Passenger—Regional	1,781	1,772	5,159	4,916

Total passenger revenue	8,774	9,009	25,050	24,696
Cargo	246	283	775	882
Special revenue item (Note 10)	—	—	—	107
Other operating revenue	889	879	2,625	2,497

	9,909	10,171	28,450	28,182

Operating expense:
Aircraft fuel	3,406	3,371	10,043	9,270
Salaries and related costs	2,038	2,020	5,959	5,742
Regional capacity purchase	628	619	1,887	1,807
Landing fees and other rent	504	476	1,476	1,451
Aircraft maintenance materials and outside repairs	469	447	1,308	1,330
Depreciation and amortization	379	384	1,137	1,157
Distribution expenses	356	377	1,038	1,102
Aircraft rent	245	255	747	760
Special charges (Note 10)	514	120	884	343
Other operating expenses	1,170	1,167	3,467	3,443

	9,709	9,236	27,946	26,405

Operating income	200	935	504	1,777

Nonoperating income (expense):
Interest expense	(202)	(227)	(631)	(731)
Interest capitalized	9	10	26	24
Interest income	4	6	16	15
Miscellaneous, net	4	(64)	(7)	(94)

	(185)	(275)	(596)	(786)

Income (loss) before income taxes	15	660	(92)	991
Income tax expense	9	7	11	13

Net income (loss)	$6	$653	$(103)	$978

Earnings (loss) per share, basic	$0.02	$1.97	$(0.31)	$2.96

Earnings (loss) per share, diluted	$0.02	$1.69	$(0.31)	$2.59

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$6	$653	$(103)	$978

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	38	(94)	107	(526)
Change in fair value	133	(181)	(36)	112
Employee benefit plans:
Amortization of net actuarial items	4	(5)	13	(18)
Investments and other	5	(5)	14	—

	180	(285)	98	(432)

Total comprehensive income (loss), net	$186	$368	$(5)	$546

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,129	$6,246
Short-term investments	1,551	1,516

Total unrestricted cash, cash equivalents and short-term investments	6,680	7,762
Restricted cash	79	40
Receivables, less allowance for doubtful accounts (2012 — $12; 2011 — $7)	1,862	1,358
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $111; 2011 — $89)	675	615
Deferred income taxes	641	615
Prepaid expenses and other	837	607

	10,774	10,997

Operating property and equipment:
Owned—
Flight equipment	16,753	15,786
Other property and equipment	3,151	3,126

	19,904	18,912
Less — Accumulated depreciation and amortization	(4,750)	(4,005)

	15,154	14,907

Purchase deposits for flight equipment	613	382

Capital leases—
Flight equipment	1,484	1,458
Other property and equipment	235	237

	1,719	1,695
Less — Accumulated amortization	(676)	(565)

	1,043	1,130

	16,810	16,419

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $762; 2011 — $670)	4,650	4,750
Restricted cash	392	529
Other, net	756	770

	10,321	10,572

	$37,905	$37,988

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$3,849	$3,114
Frequent flyer deferred revenue	2,405	2,405
Accounts payable	2,188	1,998
Accrued salaries and benefits	1,328	1,509
Current maturities of long-term debt	1,704	1,186
Current maturities of capital leases	120	125
Other	1,463	1,057

	13,057	11,394

Long-term debt	9,592	10,496
Long-term obligations under capital leases	828	928

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,839	3,253
Postretirement benefit liability	2,461	2,407
Pension liability	1,788	1,862
Advanced purchase of miles	1,581	1,711
Deferred income taxes	1,649	1,603
Lease fair value adjustment, net	927	1,133
Other	1,356	1,395

	12,601	13,364

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 332,439,588 and 330,906,192 shares at September 30, 2012 and December 31, 2011, respectively	3	3
Additional capital invested	7,140	7,114
Retained deficit	(4,965)	(4,863)
Stock held in treasury, at cost	(32)	(31)
Accumulated other comprehensive loss	(319)	(417)

	1,827	1,806

	$37,905	$37,988

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(103)	$978
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities —
Depreciation and amortization	1,137	1,157
Debt and lease discount amortization	(196)	(171)
Special items, non-cash portion	61	(15)
Other, net	112	112
Increase in advance ticket sales	735	762
Increase in receivables	(434)	(517)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(544)	82
Increase in other current assets	(452)	(209)
Increase in accounts payable	169	1
Increase in other liabilities	360	24
Decrease in fuel hedge collateral	—	(61)

Net cash provided by operating activities	845	2,143

Cash Flows from Investing Activities:
Capital expenditures	(774)	(510)
Increase in short-term and other investments, net	(22)	(754)
Proceeds from sale of property and equipment	146	107
Aircraft purchase deposits paid, net	(253)	(121)
(Increase) decrease in restricted cash, net	98	(4)

Net cash used in investing activities	(805)	(1,282)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,158)	(1,925)
Proceeds from issuance of long-term debt	86	142
Principal payments under capital leases	(89)	(199)
Other, net	4	36

Net cash used in financing activities	(1,157)	(1,946)

Net decrease in cash and cash equivalents during the period	(1,117)	(1,085)
Cash and cash equivalents at beginning of the period	6,246	8,069

Cash and cash equivalents at end of the period	$5,129	$6,984

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$526	$130
Special facility payment financing	101	—
8% Contingent Senior Unsecured Notes, net of discount	48	49
Airport construction financing	31	—
Reclassification of debt to advanced purchases of miles	—	270
Reclassification of debt discount to other assets	—	60
Interest paid in kind on UAL 6% Senior Notes	—	18

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Passenger—Mainline	$3,734	$4,007	$10,587	$10,812
Passenger—Regional	1,027	1,078	2,936	2,995

Total passenger revenue	4,761	5,085	13,523	13,807
Cargo	157	177	505	535
Special revenue item (Note 10)	—	—	—	88
Other operating revenue	738	595	1,878	1,673

	5,656	5,857	15,906	16,103

Operating expense:
Aircraft fuel	1,914	1,949	5,685	5,294
Salaries and related costs	1,046	1,092	3,166	3,117
Regional capacity purchase	387	407	1,152	1,190
Landing fees and other rent	271	246	807	773
Aircraft maintenance materials and outside repairs	313	299	862	881
Depreciation and amortization	232	228	695	684
Distribution expenses	172	194	526	580
Aircraft rent	78	82	234	243
Special charges (Note 10)	332	72	604	236
Other operating expenses	912	709	2,400	2,081

	5,657	5,278	16,131	15,079

Operating income (loss)	(1)	579	(225)	1,024

Nonoperating income (expense):
Interest expense	(122)	(135)	(395)	(462)
Interest capitalized	4	6	10	12
Interest income	—	2	5	7
Miscellaneous, net	(1)	(35)	(8)	(43)

	(119)	(162)	(388)	(486)

Income (loss) before income taxes	(120)	417	(613)	538
Income tax expense	7	2	8	2

Net income (loss)	$(127)	$415	$(621)	$536

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(127)	$415	$(621)	$536

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	23	(90)	55	(427)
Change in fair value	77	(91)	(13)	145
Employee benefit plans:
Amortization of net actuarial items	(2)	—	(4)	(1)
Investments and other	3	(3)	7	(4)

	101	(184)	45	(287)

Total comprehensive income (loss), net	$(26)	$231	$(576)	$249

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,005	$3,458
Short-term investments	346	275

Total unrestricted cash, cash equivalents and short-term investments	3,351	3,733
Restricted cash	79	40
Receivables from related parties (Note 11)	2,708	228
Receivables, less allowance for doubtful accounts (2012 — $10; 2011 — $5)	1,686	763
Deferred income taxes	316	348
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $81; 2011 — $73)	379	340
Prepaid expenses and other	633	447

	9,152	5,899

Operating property and equipment:
Owned—
Flight equipment	9,354	9,135
Other property and equipment	2,197	2,260

	11,551	11,395
Less — Accumulated depreciation and amortization	(3,740)	(3,359)

	7,811	8,036

Purchase deposits for flight equipment	183	57

Capital leases—
Flight equipment	1,484	1,458
Other property and equipment	65	67

	1,549	1,525
Less — Accumulated amortization	(649)	(548)

	900	977

	8,894	9,070

Other assets:
Intangibles, less accumulated amortization (2012 — $575; 2011 — $534)	2,241	2,283
Receivables from related parties (Note 11)	448	—
Restricted cash	275	393
Other, net	595	600

	3,559	3,276

	$21,605	$18,245

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales (Note 11)	$3,776	$1,652
Frequent flyer deferred revenue (Note 11)	2,405	1,484
Accounts payable	1,426	1,109
Accrued salaries and benefits	760	988
Current maturities of long-term debt	978	615
Current maturities of capital leases	116	122
Payables to related parties	105	104
Other	1,270	853

	10,836	6,927

Long-term debt	4,191	5,130
Long-term obligations under capital leases	652	735

Other liabilities and deferred credits:
Frequent flyer deferred revenue (Note 11)	2,839	2,018
Postretirement benefit liability	2,156	2,115
Advanced purchase of miles (Note 11)	1,581	1,442
Deferred income taxes	692	707
Pension liability	84	92
Other	1,044	983

	8,396	7,357

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued and outstanding 205 shares at both September 30, 2012 and December 31, 2011	—	—
Additional capital invested	3,442	3,432
Retained deficit	(5,829)	(5,208)
Accumulated other comprehensive loss	(83)	(128)

	(2,470)	(1,904)

	$21,605	$18,245

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(621)	$536
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities —
Depreciation and amortization	695	684
Debt and lease discount amortization	26	11
Special charges, non-cash portion	59	(19)
Other, net	78	109
Increase in advance ticket sales	2,124	579
Increase in receivables	(885)	(144)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(506)	(150)
Increase in other current assets	(392)	(88)
Increase in accounts payable	296	113
Increase (decrease) in other liabilities	390	(38)
Decrease in fuel hedge collateral	—	(61)
Increase in receivables from related parties	(543)	(93)
Increase (decrease) in payables to related parties	2	(1)

Net cash provided by operating activities	723	1,438

Cash Flows from Investing Activities:
Capital expenditures	(391)	(332)
Increase in short-term and other investments, net	(64)	(180)
Proceeds from sale of property and equipment	56	15
Aircraft purchase deposits paid, net	(126)	(6)
(Increase) decrease in restricted cash, net	79	(28)

Net cash used in investing activities	(446)	(531)

Cash Flows from Financing Activities:
Payments of long-term debt	(634)	(1,316)
Principal payments under capital leases	(88)	(198)
Other, net	(8)	12

Net cash used in financing activities	(730)	(1,502)

Net decrease in cash and cash equivalents	(453)	(595)
Cash and cash equivalents at beginning of the period	3,458	4,665

Cash and cash equivalents at end of the period	$3,005	$4,070

Investing and Financing Activities Not Affecting Cash:
Transfer of OnePass frequent flyer liability and advanced purchase of miles from Continental (Note 11)	$2,387	$—
8% Contingent Senior Unsecured Notes, net of discount	48	49
Interest paid in kind on UAL 6% Senior Notes	—	18

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Passenger – Mainline	$3,259	$3,227	$9,304	$8,962
Passenger – Regional	754	695	2,223	1,922

Total passenger revenue	4,013	3,922	11,527	10,884
Cargo	89	105	270	346
Special revenue item (Note 10)	—	—	—	19
Other operating revenue	411	345	1,226	965

	4,513	4,372	13,023	12,214
Operating expense:
Aircraft fuel	1,493	1,422	4,359	3,976
Salaries and related costs	943	906	2,692	2,575
Regional capacity purchase	240	211	735	617
Landing fees and other rent	234	230	670	678
Aircraft maintenance materials and outside repairs	171	152	479	455
Depreciation and amortization	147	156	442	473
Distribution expenses	184	183	512	523
Aircraft rent	167	171	513	516
Special charges (Note 10)	182	48	280	107
Other operating expenses	549	533	1,604	1,531

	4,310	4,012	12,286	11,451

Operating income	203	360	737	763

Nonoperating income (expense):
Interest expense	(81)	(88)	(241)	(259)
Interest capitalized	5	4	16	12
Interest income	5	3	11	7
Miscellaneous, net	(28)	(41)	14	(76)

	(99)	(122)	(200)	(316)

Income before income taxes	104	238	537	447
Income tax expense	2	2	3	6

Net income	$102	$236	$534	$441

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$102	$236	$534	$441

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	15	(4)	52	(99)
Change in fair value	56	(90)	(23)	(33)
Employee benefit plans:
Amortization of net actuarial items	6	(5)	17	(17)
Investments and other	3	(2)	8	2

	80	(101)	54	(147)

Total comprehensive income, net	$182	$135	$588	$294

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,119	$2,782
Short-term investments	1,205	1,241

Total unrestricted cash, cash equivalents and short-term investments	3,324	4,023
Receivables, less allowance for doubtful accounts (2012 — $2; 2011 — $2)	176	595
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $30; 2011 — $16)	296	275
Deferred income taxes	331	267
Prepaid expenses and other	193	165

	4,320	5,325

Operating property and equipment:
Owned—
Flight equipment	7,399	6,651
Other property and equipment	954	866

	8,353	7,517
Less — Accumulated depreciation and amortization	(1,009)	(646)

	7,344	6,871

Purchase deposits for flight equipment	430	324

Capital leases — Other property and equipment	170	170
Less — Accumulated amortization	(27)	(17)

	143	153

	7,917	7,348

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $187; 2011 — $136)	2,411	2,469
Restricted cash	116	135
Other, net	364	364

	7,414	7,491

	$19,651	$20,164

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Payables to related parties (Note 11)	$2,486	$11
Advance ticket sales (Note 11)	73	1,462
Accounts payable	767	894
Current maturities of long-term debt	726	571
Accrued salaries and benefits	568	521
Current maturities of capital leases	4	3
Frequent flyer deferred revenue (Note 11)	—	921
Other	249	279

	4,873	4,662

Long-term debt	4,998	4,957
Long-term obligations under capital leases	176	193

Other liabilities and deferred credits:
Pension liability	1,704	1,770
Payables to related parties (Note 11)	448	—
Lease fair value adjustment, net	927	1,133
Deferred income taxes	887	820
Postretirement benefit liability	304	292
Frequent flyer deferred revenue (Note 11)	—	1,235
Advanced purchase of miles (Note 11)	—	270
Other	404	507

	4,674	6,027

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2012 and December 31, 2011	—	—
Additional capital invested	4,165	4,148
Retained earnings	1,008	474
Accumulated other comprehensive loss	(243)	(297)

	4,930	4,325

	$19,651	$20,164

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$534	$441
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation and amortization	442	473
Debt and lease discount amortization	(222)	(182)
Special charges, non-cash portion	2	4
Other, net	49	30
Increase (decrease) in advance ticket sales	(1,389)	183
(Increase) decrease in receivables	451	(373)
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(39)	233
Increase in other current assets	(72)	(83)
Decrease in accounts payable	(127)	(113)
Increase (decrease) in other liabilities	(44)	23
Decrease in receivables from related parties	—	3
Increase in payables to related parties	536	66

Net cash provided by operating activities	121	705

Cash Flows from Investing Activities:
Capital expenditures	(383)	(178)
(Increase) decrease in short-term investments, net	43	(574)
Aircraft purchase deposits paid, net	(127)	(116)
Proceeds from sale of property and equipment	90	92
Decrease in restricted cash, net	19	25

Net cash used in investing activities	(358)	(751)

Cash Flows from Financing Activities:
Payments of long-term debt	(524)	(609)
Proceeds from issuance of long-term debt	86	142
Other, net	12	23

Net cash used in financing activities	(426)	(444)

Net decrease in cash and cash equivalents	(663)	(490)
Cash and cash equivalents at beginning of the period	2,782	3,398

Cash and cash equivalents at end of the period	$2,119	$2,908

Investing and Financing Activities Not Affecting Cash:
Transfer of frequent flyer liability and advanced purchase of miles to United (Note 11)	$2,387	$—
Property and equipment acquired through the issuance of debt	526	130
Special facility payment financing	101	—
Airport construction financing	31	—
Reclassification of debt to advanced purchases of miles	—	270
Reclassification of debt discount to other assets	—	60

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

For the three and nine months ended September 30, 2012, the combined net impact of these changes to UAL, United and Continental were not material.

Passenger Revenue Accounting. The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results. During the three months ended September 30, 2012, Continental revised its estimate of breakage resulting in a reduction of passenger revenue of approximately $60 million.

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

NOTE 3—EARNINGS (LOSS) PER SHARE

The table below represents the computation of UAL basic and diluted earnings (loss) per share amounts and the number of securities that have been excluded from the computation of diluted earnings (loss) per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
UAL basic earnings (loss) per share:
Net income (loss)	$6	$653	$(103)	$978
Less: Income allocable to participating securities	—	(2)	—	(3)

Earnings (loss) available to common stockholders	$6	$651	$(103)	$975

Basic weighted average shares outstanding	331	330	331	329

Earnings (loss) per share, basic	$0.02	$1.97	$(0.31)	$2.96

UAL diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$6	$651	$(103)	$975
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	—	2	—	31
Effect of Continental 4.5% Convertible Notes	—	2	—	7
Effect of Continental 6% Convertible Junior Subordinated Debentures	—	4	—	—
Effect of UAL 6% Senior Convertible Notes	—	4	—	13

Earnings (loss) available to common stockholders including the effect of dilutive securities	$6	$663	$(103)	$1,026

UAL diluted shares outstanding:
Basic weighted average shares outstanding	331	330	331	329
Effect of stock options	1	1	—	2
Effect of UAL 4.5% Senior Limited-Subordination Convertible Notes	—	5	—	13
Effect of Continental 4.5% Convertible Notes	—	12	—	12
Effect of Continental 6% Convertible Junior Subordinated Debentures	—	4	—	—
Effect of UAL 6% Senior Convertible Notes	—	40	—	40

Diluted weighted average shares outstanding	332	392	331	396

Earnings (loss) per share, diluted	$0.02	$1.69	$(0.31)	$2.59

UAL potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	5	7	6	6
UAL 4.5% Senior Limited-Subordination Convertible Notes	5	—	5	—
Continental 4.5% Convertible Notes	12	—	12	—
Continental 6% Convertible Junior Subordinated Debentures	4	—	4	4
UAL 6% Senior Convertible Notes	40	—	40	—

UAL’s 6% Senior Notes due 2031 (the “6% Senior Notes”), with a principal amount of $652 million as of September 30, 2012, and the $125 million of UAL’s 8% Contingent Senior Notes (the “8% Notes”) issued by UAL in January 2012, are redeemable with either cash or shares of UAL common stock, or in the case of mandatory redemption, a combination thereof, at UAL’s option. The Company is obligated to issue an additional $62.5 million of the 8% Notes by February 2013, which are also redeemable on the same terms as the 6% Senior Notes and the other 8% Notes. These notes are not included in the diluted earnings (loss) per share calculation because it is UAL’s intent to redeem these notes with cash if UAL were to decide to redeem these notes.

During the second quarter of 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) with cash after the 4.5% Notes were put to UAL by the noteholders. For the three and nine months ended September 30, 2011, the dilutive effect of the 4.5% Notes was excluded from the diluted earnings per share calculations from the date that notice was given of the Company’s intent to pay the notes put to it in cash up to the June 30, 2011 repurchase date.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Although the Company was no longer in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of financial losses in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still needed on net deferred tax assets. If UAL achieves significant profitability in 2012 and the economic and industry outlook supports a continued expectation of profitability, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
UAL
Service cost	$25	$22	$11	$11
Interest cost	45	44	30	32
Expected return on plan assets	(33)	(36)	—	(1)
Amortization of unrecognized (gain) loss and prior service cost	4	(5)	—	—

Net periodic benefit costs	$41	$25	$41	$42

United
Service cost	$2	$2	$8	$8
Interest cost	2	2	27	29
Expected return on plan assets	(2)	(3)	—	(1)
Amortization of unrecognized gain and prior service cost	(1)	—	(1)	—

Net periodic benefit costs	$1	$1	$34	$36

Continental
Service cost	$23	$20	$3	$3
Interest cost	43	42	3	3
Expected return on plan assets	(31)	(33)	—	—
Amortization of unrecognized (gain) loss and prior service cost	5	(5)	1	—

Net periodic benefit costs	$40	$24	$7	$6

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
UAL
Service cost	$75	$66	$37	$35
Interest cost	137	133	93	95
Expected return on plan assets	(103)	(105)	(2)	(2)
Amortization of unrecognized (gain) loss and prior service cost	15	(17)	(2)	(1)

Net periodic benefit costs	$124	$77	$126	$127

United
Service cost	$6	$5	$26	$25
Interest cost	6	7	82	85
Expected return on plan assets	(8)	(8)	(2)	(2)
Amortization of unrecognized gain and prior service cost	(1)	(1)	(3)	—

Net periodic benefit costs	$3	$3	$103	$108

Continental
Service cost	$69	$61	$11	$10
Interest cost	131	126	11	10
Expected return on plan assets	(95)	(97)	—	—
Amortization of unrecognized (gain) loss and prior service cost	16	(16)	1	(1)

Net periodic benefit costs	$121	$74	$23	$19

During the nine months ended September 30, 2012, Continental contributed $167 million to its tax-qualified defined benefit pension plans. Continental contributed an additional $41 million to its tax-qualified defined benefit pension plans in October 2012.

Share-Based Compensation. In February 2012, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock and 0.6 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. In addition, UAL granted 1.3 million performance-based RSUs that will vest based on UAL’s return on invested capital for the three years ending December 31, 2014. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards. The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense (a)	$18	$13	$44	$40

	September 30, 2012	December 31, 2011
Unrecognized share-based compensation expense	$43	$43

(a)	Includes $0 and $7 million of expense recognized in integration-related costs for the three and nine months ended September 30, 2012, respectively. Includes $3 million and $12 million of expense recognized in integration-related costs for the three and nine months ended September 30, 2011, respectively.

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

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$5,129	$5,129	$—	$—	$6,246	$6,246	$—	$—
Short-term investments:
Asset-backed securities	647	—	647	—	478	—	478	—
Corporate debt	340	—	340	—	515	—	515	—
Certificates of deposit placed through an account registry service (“CDARS”)	404	—	404	—	355	—	355	—
Auction rate securities	115	—	—	115	113	—	—	113
U.S. government and agency notes	15	—	15	—	22	—	22	—
Other fixed income securities	30	—	30	—	33	—	33	—
Enhanced equipment trust certificates (“EETC”)	62	—	—	62	60	—	—	60
Fuel derivatives, net	33	—	33	—	73	—	73	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	471	471	—	—	569	569	—	—

	United
Cash and cash equivalents	$3,005	$3,005	$—	$—	$3,458	$3,458	$—	$—
Short-term investments:
Asset-backed securities	16	—	16	—	29	—	29	—
Corporate debt	140	—	140	—	138	—	138	—
CDARS	156	—	156	—	87	—	87	—
U.S. government and agency notes	8	—	8	—	5	—	5	—
Other fixed income securities	26	—	26	—	16	—	16	—
EETC	62	—	—	62	60	—	—	60
Fuel derivatives, net	24	—	24	—	44	—	44	—
Restricted cash	354	354	—	—	433	433	—	—

	Continental
Cash and cash equivalents	$2,119	$2,119	$—	$—	$2,782	$2,782	$—	$—
Short-term investments:
Asset-backed securities	631	—	631	—	449	—	449	—
Corporate debt	200	—	200	—	377	—	377	—
CDARS	248	—	248	—	268	—	268	—
Auction rate securities	115	—	—	115	113	—	—	113
U.S. government and agency notes	7	—	7	—	17	—	17	—
Other fixed income securities	4	—	4	—	17	—	17	—
Fuel derivatives, net	9	—	9	—	29	—	29	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	116	116	—	—	135	135	—	—
Convertible debt derivative asset	202	—	—	202	193	—	—	193
Convertible debt option liability	(91)	—	—	(91)	(95)	—	—	(95)

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,
	2012		2011
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at June 30	$112	$63	$121	$65
Settlements	—	(2)	—	(2)
Gains (losses):
Reported in earnings—unrealized	1	—	1	—
Reported in other comprehensive income (loss)	2	1	(1)	(3)

Balance at September 30	$115	$62	$121	$60

(a)	For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETCs.

	Nine Months Ended September 30,
	2012		2011
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$113	$60	$119	$66
Settlements	—	(5)	—	(4)
Gains (losses):
Reported in earnings—unrealized	—	—	2	—
Reported in other comprehensive income (loss)	2	7	—	(2)

Balance at September 30	$115	$62	$121	$60

(a)	For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETCs.

	Three Months Ended September 30,
	2012			2011
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)
Balance at June 30	$112	$289	$(147)	$121	$251	$(143)
Sales	—	—	—	—	—	—
Gains (losses):
Reported in earnings—unrealized	1	(87)	56	1	(52)	40
Reported in other comprehensive income (loss)	2	—	—	(1)	—	—

Balance at September 30	$115	$202	$(91)	$121	$199	$(103)

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset—Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits—Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense)—Miscellaneous, net” in Continental’s statements of consolidated operations.

	Nine Months Ended September 30,
	2012			2011
Continental	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset (a)	Convertible Debt Conversion Option Liability (a)
Balance at January 1	$113	$193	$(95)	$119	$286	$(164)
Sales	—	—	—	—	—	—
Gains (losses):
Reported in earnings—unrealized	—	9	4	2	(87)	61
Reported in other comprehensive income (loss)	2	—	—	—	—	—

Balance at September 30	$115	$202	$(91)	$121	$199	$(103)

(a)	These derivatives are not designated as hedges. The Convertible Debt Supplemental Derivative Asset is classified in “Other Asset—Other, net”, and the Convertible Debt Conversion Option Liability is classified in “Other liabilities and deferred credits—Other” in Continental’s consolidated balance sheets. The earnings impact is classified in “Nonoperating income (expense)—Miscellaneous, net” in Continental’s statements of consolidated operations.

As of September 30, 2012, Continental’s auction rate securities, which had a par value of $135 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of September 30, 2012, United’s EETC securities had unrealized gains of $1 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

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

The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of September 30, 2012 and December 31, 2011 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,296	$12,320	$—	$7,015	$5,305	$11,682	$11,992	$—	$859	$11,133
United debt	5,169	5,436	—	1,994	3,442	5,745	5,630	—	—	5,630
Continental debt	5,724	6,050	—	4,187	1,863	5,528	5,503	—	—	5,503

Quantitative Information About Level 3 Fair Value Measurements as of September 30, 2012 ($ in millions)

Item	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$115	Discounted Cash Flows	Credit risk premium (a)	1%
			Illiquidity premium (b)	5%
			Expected repayments (c)	Assumed repayment in years 2013 through 2036
EETC	62	Discounted Cash Flows	Structure credit risk (d)	6% - 7% (7%)
Convertible debt derivative asset	202	Binomial Lattice Model	Expected volatility (e)	45% - 60% (48%)
			Own credit risk (f)	7% - 10% (8%)
Convertible debt option liability	(91)	Binomial Lattice Model	Expected volatility (e)	45% - 60% (49%)
			Own credit risk (f)	7% - 10% (8%)

(a)	Represents the credit risk premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(b)	Represents the illiquidity premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(c)	Represents the estimated timing of principal repayments used in the discounted cash flow model.
(d)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(e)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(f)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

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

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology

Cash and Cash Equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short - term Investments, Investments, and Restricted Cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) internally-developed models of the expected future cash flows related to the securities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	The Company used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

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

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. The types of instruments the Company utilizes that qualify for special hedge accounting treatment typically include swaps, call options and collars (which consist of a purchased call option and a sold put option). Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for special hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as other nonoperating income (expense).

The Company also utilizes certain derivative instruments that are economic hedges but do not qualify for hedge accounting under US GAAP. As with derivatives that qualify for hedge accounting, the purpose of these economic hedges is to mitigate the adverse financial impact of potential increases in the price of fuel. Currently, the only such economic hedges in the Company’s hedging portfolio are three-way collars (which consist of a sold call option, a purchased call option, and a sold put option). The Company records changes in the fair value of three-way collars to other nonoperating income (expense).

The Company records each derivative instrument as a derivative asset or liability on a gross basis in its consolidated balance sheets and, accordingly, records any related collateral on a gross basis.

As of September 30, 2012, our projected fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	20%	$3.56	20%	$2.80
Brent crude oil collars	14	2.76	14	1.93
Diesel fuel collars	9	3.28	9	2.45
Diesel fuel call options	1	3.25	N/A	N/A

Total	44%		43%

(a)	As of September 30, 2012, UAL had also hedged 26% of its projected first half 2013 fuel consumption.

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

		September 30, 2012			December 31, 2011
Classification	Balance Sheet Location	UAL	United	Continental	UAL	United	Continental
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$27	$17	$10	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$7	$4	$3	$4	$4	$—

Derivatives not designated as hedges
Assets:
Fuel contracts due within one year	Receivables	$17	$13	$4	$—	$—	$—

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$2	$1	$1	$—	$—	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	2	1	1	—	—	—

Total liabilities		$4	$2	$2	$—	$—	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$44	$30	$14	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$9	$5	$4	$4	$4	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	2	1	1	—	—	—

Total liabilities		$11	$6	$5	$4	$4	$—

The following tables present the impact of derivative instruments and their location within the unaudited Statements of Consolidated Operations:

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Fuel contracts	2012	2011	2012	2011	2012	2011
UAL	$133	$(181)	$(38)	$94	$2	$(56)
United	77	(91)	(23)	90	1	(33)
Continental	56	(90)	(15)	4	1	(23)

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense)		Amount of Loss Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Fuel contracts	2012	2011	2012	2011	2012	2011
UAL	$(36)	$112	$(107)	$526	$(2)	$(87)
United	(13)	145	(55)	427	(1)	(38)
Continental	(23)	(33)	(52)	99	(1)	(49)

Derivatives not designated as hedges

	Amount of Gain Recognized in Income (Nonoperating Expense)		Amount of Gain Recognized in Income (Nonoperating Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
Fuel contracts	2012	2011	2012	2011
UAL	$10	$—	$10	$—
United	8	—	8	—
Continental	2	—	2	—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of September 30, 2012 (in millions):

	UAL	United	Continental
Net derivative asset with counterparties	$33	$24	$9
Collateral posted by the Company with its counterparties (a)	—	—	—
Potential loss related to the failure of the Company’s counterparties to perform	34	25	9

(a)	Classified as a current receivable.

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

Commitments. As of September 30, 2012, UAL, United and Continental had the following commitments to purchase aircraft:

UAL Aircraft Commitments. UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental.

United Aircraft Commitments. United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2019. United also had options and purchase rights for 164 additional Boeing and Airbus aircraft.

Continental Aircraft Commitments. Continental had firm commitments to purchase 68 new aircraft (44 Boeing 737 aircraft and 24 Boeing 787 aircraft) scheduled for delivery from October 1, 2012 through 2016. Continental also had options to purchase 83 Boeing aircraft. From October 1, 2012 through December 31, 2012, Continental expects to take delivery of six Boeing 737-900ER aircraft and four Boeing 787-8 aircraft.

Continental had arranged for EETC financing of 20 Boeing 737-900ER aircraft and six Boeing 787-8 aircraft scheduled for delivery through July 2013. In addition, United had secured considerable backstop financing commitments from its widebody aircraft and engine manufacturers, subject to certain customary conditions. See Note 9 of this report for additional information. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

UAL and Continental have concluded their discussions with Boeing regarding delays in delivery of certain Boeing 787 aircraft, and have reached a resolution with Boeing regarding compensation to be received in connection with those delays, which is reflected in the table below.

The table below summarizes the capital commitments of UAL, United and Continental as of September 30, 2012, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets. As UAL has the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental, but has not determined the actual assignment of the Boeing 737 MAX 9 aircraft between United and Continental, the table below assumes that 50% of the Boeing 737 MAX 9 order is assigned to United and 50% of the Boeing 737 MAX 9 order is assigned to Continental.

	In billions
	UAL	United	Continental
Last three months of 2012	$0.9	$0.3	$0.6
2013	1.5	0.5	1.0
2014	1.7	0.8	0.9
2015	1.9	0.8	1.1
2016	2.8	2.0	0.8
After 2016	9.6	7.2	2.4

	$18.4	$11.6	$6.8

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

As of September 30, 2012, $25 million was provided by the Company as a cash reserve for its credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC. Our credit card processing agreement with JPMorgan Chase Bank, N.A. and Paymentech, LLC to process MasterCard/Visa transactions and our credit card processing agreement with American Express allow the applicable financial institution to require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments. The Company’s current level of unrestricted cash, cash equivalents and short term investments is substantially in excess of these minimum levels. The amount of required cash or other collateral reserves or withheld payments would be no more than the liability of the credit card processor for tickets purchased with the applicable credit cards for travel that had not occurred. In conjunction with the single passenger service system conversion in March 2012, all tickets sold since that date have been on United ticket stock. As a result, the advance ticket sales by Continental have diminished and are expected to be zero by March 2013.

Guarantees and Off-Balance Sheet Financing.

Guarantees. United and Continental are the guarantors of approximately $270 million and $1.6 billion, respectively, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.7 billion ($270 million for United and $1.4 billion for Continental) of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $190 million (for Continental only) of these obligations are accounted for as capital leases. These bonds are due between 2015 and 2033.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2012, UAL had $2.6 billion of floating rate debt (consisting of United’s $1.9 billion and Continental’s $676 million of debt) and $357 million of fixed rate debt (consisting of United’s $191 million and Continental’s $166 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to nine years and an aggregate balance of $2.9 billion (consisting of United’s $2.1 billion and Continental’s $762 million balance), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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

Credit Facilities. As of September 30, 2012 the Company had its entire commitment capacity of $500 million available under the Credit and Guaranty Agreement, dated as of December 22, 2011 (the “Revolving Credit Facility”) with a syndicate of banks led by Citibank N.A., as administrative agent. The Revolving Credit Facility has an expiration date of January 30, 2015.

Labor Negotiations. As of September 30, 2012, UAL and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% are represented by various labor organizations. On February 27, 2012, the pilots at both United and Continental agreed to an extension of their protocol for joint negotiations and continue to engage in joint bargaining with the Company for a combined collective bargaining agreement. On August 3, 2012, the Company announced it had reached an agreement in principle with respect to a new joint collective bargaining agreement with the Air Line Pilots Association, International (“ALPA”) representing pilots at United and Continental. The agreement in principle is subject to definitive documentation, and any such definitive documentation is subject to approvals by each of the United and Continental ALPA master executive councils and ratification by the Company’s pilots. See Note 10 of this report for additional information related to negotiations with the pilots work group.

On February 28, 2012, the flight attendants at United ratified a new collective bargaining agreement and, on July 13, 2012, the flight attendants at Continental ratified a new collective bargaining agreement. On July 17, 2012, the Company reached a tentative agreement with its Continental Micronesia flight attendants, which was ratified on August 17, 2012. Joint negotiations will begin shortly for a joint collective bargaining agreement covering all of the Company’s flight attendant work groups.

We are currently in the process of negotiating joint collective bargaining agreements with all of our represented employee groups, including our pilots, fleet and passenger service agents, reservations agents, flight attendants, technicians, dispatchers and storekeepers. Achieving joint collective bargaining agreements with our represented employee groups is likely to increase our labor costs, which increase could be material.

NOTE 9—DEBT

As of September 30, 2012, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft and the related spare parts and engines, route authorities and loyalty program intangible assets. As of September 30, 2012, UAL, United and Continental were in compliance with their respective debt covenants.

Continental EETCs. In March 2012, Continental created two pass-through trusts that issued an aggregate principal amount of $892 million of pass-through certificates. Proceeds from the sale of the certificates are used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental had received $577 million as of September 30, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The remaining amount is expected to be received during the last three months of this year as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes.

In October 2012, Continental created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, will be used to purchase equipment notes issued by Continental. Continental has not yet received any of the proceeds raised by the pass-through trusts. Continental expects to receive the proceeds from the issuance starting in the fourth quarter of 2012 and continuing through the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds are expected to be used to fund the acquisition of new aircraft.

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

Special Facility Revenue Refunding Bonds. In August 2012, the New Jersey Economic Development Authority (the “Authority”) issued approximately $101 million of special facility revenue bonds (the “2012 Bonds”) to provide funds for the defeasance of approximately $100 million of the Authority’s previously issued and outstanding special facility revenue bonds maturing on September 15, 2012 (the “Refunded Bonds”). The Refunded Bonds were guaranteed by Continental and payable from certain rental payments made by Continental pursuant to two lease agreements between the Authority and Continental. The 2012 Bonds are payable from certain loan repayments made by Continental under a loan agreement between Continental and the Authority. The 2012 Bonds are recorded by Continental as unsecured long-term debt.

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

	UAL	United	Continental
Special revenue item	$107	$88	$19

Special Charges. For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
2012	UAL	United	Continental	UAL	United	Continental
Labor agreement costs	$454	$296	$158	$454	$296	$158
Integration-related costs	60	36	24	331	205	126
Voluntary severance and benefits	—	—	—	125	125	—
Gains on sale of assets and other special charges, net	—	—	—	(26)	(22)	(4)

Subtotal special charges	514	332	182	884	604	280
Income tax benefit	—	—	—	(2)	—	(2)

Total special charges, net of income taxes	$514	$332	$182	$882	$604	$278

2011	UAL	United	Continental	UAL	United	Continental
Integration-related costs	$123	$72	$51	$347	$236	$111
Gains on aircraft sales	(3)	—	(3)	(4)	—	(4)

Total	$120	$72	$48	$343	$236	$107

On August 3, 2012, the Company announced it had reached an agreement in principle with respect to a new joint collective bargaining agreement with ALPA representing pilots at United and Continental. The Company recorded $454 million of expense in the third quarter associated with lump sum cash payments that would be made in conjunction with the ratification of the contract and the completion of the integrated pilot seniority list. This charge also includes costs associated with changes to existing pilot disability plans negotiated in connection with the agreement in principle. The lump sum payments are not in lieu of future pay increases and were accrued in the third quarter as a result of the payments becoming probable, primarily due to reaching the agreement in principle. The agreement in principle is subject to definitive documentation, and any such definitive documentation is subject to approvals by each of the United and Continental ALPA master executive councils and ratification by the Company’s pilots. The Company currently expects to make cash payments of approximately $250 million in late 2012 or early 2013 relating to these charges and the balance in subsequent periods.

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

During the nine months ended September 30, 2012, the Company recorded $125 million of severance and benefits associated with three voluntary employee programs. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the expense for this voluntary program is approximately $76 million.

In addition, the Company sold nine aircraft during the first nine months of 2012. The Company also made adjustments to certain legal reserves.

The Company expects to consolidate its headquarters facilities by mid-2013. During the consolidation process, the Company expects to record special charges for accelerated depreciation and lease expense on unused facilities associated with the facility that it vacates. The Company estimates that future charges will be approximately $45 million to $65 million in total, which are expected to be recorded in late 2012 through 2013.

Accruals

The accrual for severance and medical costs was $59 million, $42 million and $17 million related to UAL, United and Continental, respectively, as of September 30, 2012. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $6 million for both UAL and United as of September 30, 2012.

The severance-related accrual as of September 30, 2012, which primarily relates to the integration of United and Continental, is expected to be paid through 2014. Lease payments for grounded aircraft are expected to continue through 2013.

At September 30, 2011, the accrual balance for severance and medical costs was $73 million, $42 million and $31 million related to UAL, United and Continental, respectively. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $31 million for both UAL and United as of September 30, 2011.

NOTE 11—RELATED PARTY TRANSACTIONS

Intercompany transactions—United and Continental

United and Continental perform services for one another including various aircraft maintenance services, aircraft ground handling and jet fuel provisions at certain airports. For the three and nine months ended September 30, 2012, United provided $196 million and $317 million of services to Continental, respectively, and Continental provided $61 million and $155 million of services to United, respectively. These amounts do not include interline billings, which are common among airlines for various transportation-related services. Many of these transactions are routinely settled through the clearing house, which is customarily used in the monthly settlement of such items. Transactions not settled through the clearing house are typically settled in cash on a quarterly basis. As of September 30, 2012, Continental had a net current payable of $2.5 billion to United primarily related to the transfer of the current portion of the frequent flyer liability and the cash transfer from United in conjunction with the conversion to the new passenger service system, as described below. In addition, Continental had a $448 million noncurrent payable to United associated with the transfer of the long-term portion of the frequent flyer liability at September 30, 2012.

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

Each airline will continue to record actual expenses for aircraft that are owned or leased and passenger revenue will be determined on an actual basis for the carrier operating the flight. The table below illustrates a summary of the primary allocation metrics to be used:

Account	Allocation metric between subsidiaries
Operating revenue:

Passenger	Actual ticket revenue based on specifically identified flights operated by each carrier. Frequent flyer component of passenger revenue is allocated to Continental based on historic revenue passenger miles (“RPMs”) split between carriers and rate at which outstanding frequent flyer liability was transferred from Continental to United at single passenger service system conversion for calculating frequent flyer impact. Regional revenue, based on the carrier that contracted with the regional carrier

Cargo	Actual by operating carrier

Other operating	Passenger related based on passenger revenue and other based on passengers enplaned or other similar criteria

Operating expense:

Aircraft fuel	Actual by operating carrier

Salaries and related costs	Actual for operational workgroups and allocation based on historical RPMs for administrative personnel. Profit sharing expense is allocated based on the proportional profit of each operating entity

Regional capacity purchase	Actual based on specific identification of the carrier that contracted with regional carrier for flying

Landing fees and other rent	Allocation based on passengers enplaned

Aircraft maintenance materials and outside repairs	Actual based on the specific identification of each carrier’s aircraft

Depreciation and amortization	Specific identification of carriers’ operational assets (i.e. flight equipment) and intangible assets and allocation based on historical RPMs for other assets

Distribution expenses	Allocation based on passenger revenue

Aircraft rent	Actual based on specific identification of each carrier’s aircraft

Special charges	Specific identification. Labor agreement costs are allocated based on salaries of respective work groups

Other operating expenses	Specific identification where applicable and allocation based on historical RPMs for other

Total net revenue allocated from United to Continental amounted to $332 million and $760 million for the three and nine months ended September 30, 2012, respectively.

Total net expenses allocated from United to Continental amounted to $109 million and $232 million for the three and nine months ended September 30, 2012, respectively.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 100 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company offers approximately 5,600 daily departures to 378 destinations.

Third Quarter Financial Highlights

•

UAL’s third quarter 2012 net income was $520 million, or $1.35 diluted earnings per share, excluding $514 million of special charges, net of tax. Including special charges, UAL’s third quarter 2012 net income was $6 million, or $0.02 diluted earnings per share.

•	UAL’s passenger revenue decreased 2.6% during the third quarter of 2012 as compared to the third quarter of 2011.

•	UAL’s third quarter 2012 fuel cost increased 1.0% year-over-year.

•	UAL’s unrestricted liquidity was $7.2 billion, including $500 million of undrawn commitments under a revolving credit facility.

Third Quarter Operational Highlights

•

UAL’s traffic and capacity decreased 1.5% and 1.4%, respectively, during the third quarter of 2012 as compared to the third quarter of 2011. The Company’s load factor for the third quarter of 2012 was 85.2%.

•	For the quarter ended September 30, 2012, the Company recorded a U.S. Department of Transportation on-time arrival rate of 72.4% and a system completion factor of 98.6%.

•	The Company took delivery of one new Boeing 787-8 aircraft and three new Boeing 737-900ER aircraft during the third quarter of 2012.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to meet balance with expected demand for travel. The Company has reduced and plans to reduce full year 2012 consolidated capacity by reducing flight frequencies, indefinitely postponing the start of flights to certain markets and exiting less profitable markets. For the first nine months of 2012, consolidated capacity decreased 0.6% compared to the nine months ended September 30, 2011, and, as compared to 2011 capacity, the Company expects full-year 2012 consolidated capacity to decrease 1.0% to 1.2% year-over-year, with full-year 2012 domestic capacity to decrease 1.8% to 2.0% and full-year 2012 international capacity to be between a decrease of 0.1% and an increase of 0.1%. The Company is also analyzing the removal of certain less fuel-efficient aircraft from its fleet and other cost-saving measures.

Integration

The Company has made significant progress in integrating its products, services, policies and a number of information technology systems. During the third quarter, the Company continued to redeploy aircraft across its global network, better matching aircraft and demand on a route by route basis. In August 2012, the Company reached an agreement in principle with respect to a new joint collective bargaining agreement with the Air Line Pilots Association, International representing pilots at United and Continental.

RESULTS OF OPERATIONS

The following discussion provides an analysis of UAL’s results of operations and reasons for material changes therein for the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Third Quarter 2012 Compared to Third Quarter 2011

UAL recorded net income of $6 million in the third quarter of 2012 as compared to net income of $653 million in the third quarter of 2011. Excluding special items, UAL had net income of $520 million in the third quarter of 2012 as compared to net income of $773 million in the third quarter of 2011. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $200 million for the third quarter of 2012, as compared to $935 million for the third quarter of 2011. Significant components of our operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$9,909	$10,171	$(262)	(2.6)
Operating Expenses	9,709	9,236	473	5.1

Operating Income	200	935	(735)	(78.6)
Nonoperating Expense	(185)	(275)	(90)	(32.7)
Income Tax Expense	9	7	2	28.6

Net Income	$6	$653	$(647)	(99.1)

Certain consolidated statistical information for UAL’s operations for the three months ended September 30 is as follows:

	2012	2011	Increase (Decrease)		% Increase (Decrease)
Passengers (thousands) (a)	37,588	38,019	(431)		(1.1)
Revenue Passenger Miles (“RPMs”) (millions) (b)	56,021	56,853	(832)		(1.5)
Available Seat Miles (“ASMs”) (millions) (c)	65,734	66,635	(901)		(1.4)
Passenger load factor (d)	85.2%	85.3%	(0.1	) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.35	13.52	(0.17)		(1.3)
Average yield per revenue passenger mile (cents) (e)	15.66	15.85	(0.19)		(1.2)
Cost per available seat mile (“CASM”) (cents)	14.77	13.86	0.91		6.6
Average price per gallon of fuel, including fuel taxes	$3.19	$3.16	$0.03		0.9
Fuel gallons consumed (millions)	1,069	1,066	3		0.3
Average full-time equivalent employees	85,400	82,300	3,100		3.8

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$6,993	$7,237	$(244)	(3.4)
Passenger—Regional	1,781	1,772	9	0.5

Total passenger revenue	8,774	9,009	(235)	(2.6)
Cargo	246	283	(37)	(13.1)
Other operating revenue	889	879	10	1.1

	$9,909	$10,171	$(262)	(2.6)

NM- Not meaningful

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as third quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2011:
Passenger revenue (in millions)	$(203)	$144	$(139)	$(46)	$(244)	$9	$(235)
Passenger revenue	(5.8)%	11.0%	(8.0)%	(6.8)%	(3.4)%	0.5%	(2.6)%
Average fare per passenger	(1.3)%	2.8%	(4.4)%	(7.4)%	(0.2)%	(2.6)%	(1.5)%
Yield	(2.6)%	7.2%	(3.7)%	(9.4)%	(1.5)%	(0.9)%	(1.2)%
PRASM	(4.2)%	9.9%	(4.5)%	(8.3)%	(2.0)%	1.6%	(1.3)%
Average stage length	2.9%	0.8%	0.2%	2.7%	2.4%	(1.1)%	1.2%
Passengers	(4.5)%	8.0%	(3.8)%	0.6%	(3.2)%	3.2%	(1.1)%
RPMs (traffic)	(3.2)%	3.6%	(4.5)%	2.9%	(1.9)%	1.4%	(1.5)%
ASMs (capacity)	(1.7)%	1.0%	(3.7)%	1.6%	(1.4)%	(1.1)%	(1.4)%
Passenger load factor (points)	(1.4)	2.1	(0.7)	1.1	(0.4)	2.0	(0.1)

Consolidated passenger revenue in the third quarter of 2012 decreased 2.6% as compared to the year-ago period due to a reduction in capacity which resulted in a decline in the number of passengers flown year-over-year. Additionally, the consolidated average fare per passenger and yield declined 1.5% and 1.2%, respectively, during the third quarter of 2012 versus the same period in 2011.

Cargo revenue decreased $37 million, or 13.1%, in the third quarter of 2012 as compared to the year-ago period due to lower volumes on freight across all regions except Latin America.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$3,406	$3,371	$35	1.0
Salaries and related costs	2,038	2,020	18	0.9
Regional capacity purchase	628	619	9	1.5
Landing fees and other rent	504	476	28	5.9
Aircraft maintenance materials and outside repairs	469	447	22	4.9
Depreciation and amortization	379	384	(5)	(1.3)
Distribution expenses	356	377	(21)	(5.6)
Aircraft rent	245	255	(10)	(3.9)
Special charges	514	120	394	NM
Other operating expenses	1,170	1,167	3	0.3

	$9,709	$9,236	$473	5.1

Aircraft fuel expense increased $35 million, or 1.0%, year-over-year due primarily to fuel hedge losses in the current quarter versus gains in the third quarter of 2011. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2012 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2012	2011	% Change	2012	2011	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,368	$3,465	(2.8)	$3.15	$3.25	(3.1)
Fuel hedge gains (losses) reported in fuel expense	(38)	94	NM	(0.04)	0.09	NM

Fuel expense as reported	3,406	3,371	1.0	3.19	3.16	0.9
Fuel hedge non-cash mark-to-market gains (losses) (a)	12	(56)	NM	0.02	(0.05)	NM

Fuel expense including all fuel hedge impacts	$3,394	$3,427	(1.0)	$3.17	$3.21	(1.2)

Total fuel consumption (gallons)	1,069	1,066	0.3

(a)	Includes ineffectiveness gains (losses) and non-cash mark-to-market gains (losses) on all open fuel hedge positions. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $18 million, or 0.9%, in the third quarter of 2012 as compared to the year-ago period due to several factors, including a 3.8% increase in the number of average full-time employees, higher pay rates primarily driven by new joint collective bargaining agreements, and overtime for airport and call center employees related to our conversion to a single passenger service system offset by decreases in profit sharing.

Landing fees and other rent increased $28 million, or 5.9%, in the third quarter of 2012 as compared to the year-ago period primarily due to credits (refunds) received in 2011 as a result of certain airports’ audits of prior period payment, and an increase in such fees paid in 2012 as compared to 2011.

Aircraft maintenance materials and outside repairs increased $22 million, or 4.9%, in the third quarter of 2012 as compared to the year-ago period due primarily to higher rates on maintenance contracts.

Distribution expenses decreased $21 million, or 5.6%, in the third quarter of 2012 as compared to the year-ago period due to reduced fees with our online ticket agents, lower credit card discount fees driven by legislation reducing costs on debit card sales, and lower volume of global distribution systems fees paid in 2012 as compared to 2011.

Details of UAL’s special charges include the following for the three months ended September 30 (in millions):

	2012	2011
Labor agreement costs	$454	$—
Integration-related costs	60	123
Gains on sale of assets and other special charges, net	—	(3)

Special charges	$514	$120

See Note 10 to the financial statements included in Part I, Item I of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(202)	$(227)	$(25)	(11.0)
Interest capitalized	9	10	(1)	(10.0)
Interest income	4	6	(2)	(33.3)
Miscellaneous, net	4	(64)	(68)	NM

Total	$(185)	$(275)	$(90)	(32.7)

Interest expense decreased $25 million, or 11.0%, in the third quarter of 2012, compared to the year-ago period primarily due to a decrease in debt outstanding during the third quarter of 2012 as compared to debt outstanding during the year-ago period.

During the third quarter of 2012, miscellaneous, net included a fuel hedge ineffectiveness gain of $2 million primarily resulting from an increase in fuel hedge values in excess of the increase in aircraft fuel prices as compared to a fuel hedge ineffectiveness loss of $56 million in the year ago period. Third quarter 2012 miscellaneous, net also included mark-to-market gains of $10 million from derivatives not qualifying for hedge accounting as compared to $0 in the year ago period.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. See Note 4 to the financial statements contained in Part I, Item 1 of this report for information related to this matter.

First Nine Months 2012 Compared to First Nine Months 2011

UAL recorded a net loss of $103 million in the first nine months of 2012 as compared to net income of $978 million in the first nine months of 2011. Excluding special items, UAL had net income of $779 million in the first nine months of 2012 as compared to net income of $1.2 billion in the first nine months of 2011. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $504 million for the first nine months of 2012, as compared to $1.8 billion for the first nine months of 2011. Significant components of our operating results for the first nine months of 2012 are as follows (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$28,450	$28,182	$268	1.0
Operating Expenses	27,946	26,405	1,541	5.8

Operating Income	504	1,777	(1,273)	(71.6)
Nonoperating Expense	(596)	(786)	(190)	(24.2)
Income Tax Expense	11	13	(2)	(15.4)

Net Income (Loss)	$(103)	$978	$(1,081)	NM

NM - Not meaningful

Certain consolidated statistical information for UAL’s operations for the nine months ended September 30 is as follows:

	2012	2011	Increase (Decrease)		% Increase (Decrease)
Passengers (thousands) (a)	107,186	107,608	(422)		(0.4)
RPMs (millions) (b)	157,619	158,062	(443)		(0.3)
ASMs (millions) (c)	190,694	191,814	(1,120)		(0.6)
Passenger load factor (d)	82.7%	82.4%	0.3	pts.	N/A
PRASM (cents)	13.14	12.87	0.27		2.1
Average yield per revenue passenger mile (cents) (e)	15.89	15.62	0.27		1.7
CASM (cents)	14.65	13.77	0.88		6.4
Average price per gallon of fuel, including fuel taxes	$3.27	$3.02	$0.25		8.3
Fuel gallons consumed (millions)	3,071	3,069	2		0.1
Average full-time equivalent employees	84,600	81,500	3,100		3.8

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$19,891	$19,780	$111	0.6
Passenger—Regional	5,159	4,916	243	4.9

Total passenger revenue	25,050	24,696	354	1.4
Cargo	775	882	(107)	(12.1)
Special revenue item	—	107	(107)	NM
Other operating revenue	2,625	2,497	128	5.1

	$28,450	$28,182	$268	1.0

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2011:
Passenger revenue (in millions)	$(142)	$344	$(99)	$8	$111	$243	$354
Passenger revenue	(1.4)%	9.9%	(2.2)%	0.4%	0.6%	4.9%	1.4%
Average fare per passenger	2.0%	3.3%	0.3%	(0.7)%	2.8%	1.4%	1.8%
Yield	0.5%	5.5%	0.5%	(3.3)%	1.1%	3.2%	1.7%
PRASM	0.3%	5.5%	0.3%	(1.6)%	1.1%	6.1%	2.1%
Average stage length	2.8%	2.2%	0.9%	2.8%	3.0%	(2.5)%	1.3%
Passengers	(3.4)%	6.5%	(2.5)%	1.2%	(2.2)%	3.5%	(0.4)%
RPMs (traffic)	(1.9)%	4.2%	(2.7)%	3.9%	(0.6)%	1.7%	(0.3)%
ASMs (capacity)	(1.7)%	4.1%	(2.5)%	2.0%	(0.5)%	(1.1)%	(0.6)%
Passenger load factor (points)	(0.3)	—	(0.2)	1.4	—	2.2	0.3

Consolidated passenger revenue in the first nine months of 2012 increased 1.4% as compared to the year-ago period primarily due to increases in consolidated average fare per passenger and yield, which increased by 1.8% and 1.7%, respectively. Passenger revenue increased in 2011 as a result of certain accounting changes. In conjunction with these changes, the Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $107 million in connection with a modification to its co-branded credit card agreement with Chase Bank USA, N.A.

Cargo revenue decreased $107 million, or 12.1%, in the first nine months of 2012 as compared to the year-ago period due to lower volumes on freight and mail across all regions.

Other operating revenue increased $128 million, or 5.1%, in the first nine months of 2012 as compared to the year-ago period primarily due to an increase in sales volume of miles to third parties.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$10,043	$9,270	$773	8.3
Salaries and related costs	5,959	5,742	217	3.8
Regional capacity purchase	1,887	1,807	80	4.4
Landing fees and other rent	1,476	1,451	25	1.7
Aircraft maintenance materials and outside repairs	1,308	1,330	(22)	(1.7)
Depreciation and amortization	1,137	1,157	(20)	(1.7)
Distribution expenses	1,038	1,102	(64)	(5.8)
Aircraft rent	747	760	(13)	(1.7)
Special charges	884	343	541	NM
Other operating expenses	3,467	3,443	24	0.7

	$27,946	$26,405	$1,541	5.8

Aircraft fuel expense increased $773 million, or 8.3%, year-over-year due to fuel hedge losses in the first nine months of 2012 versus gains in the first nine months of 2011. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2012 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2012	2011	% Change	2012	2011	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$9,936	$9,796	1.4	$3.24	$3.19	1.6
Fuel hedge gains (losses) reported in fuel expense (a)	(107)	526	NM	(0.03)	0.17	NM

Fuel expense as reported	10,043	9,270	8.3	3.27	3.02	8.3
Settled fuel hedge losses not recorded in fuel expense (b)	(1)	(5)	NM	—	—	NM

Fuel expense including all gains (losses) from settled fuel hedges	10,044	9,275	8.3	3.27	3.02	8.3
Fuel hedge non-cash mark-to-market gains (losses) (c)	9	(82)	NM	—	(0.03)	NM

Fuel expense including all fuel hedge impacts	$10,035	$9,357	7.2	$3.27	$3.05	7.2

Total fuel consumption (gallons)	3,071	3,069	0.1

(a)	Includes gains (losses) from settled hedges that were designated for hedge accounting.
(b)	Includes ineffectiveness gains (losses) and gains (losses) on derivatives not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(c)	Includes ineffectiveness gains (losses) and non-cash mark-to-market gains (losses) on all open fuel hedge positions. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $217 million, or 3.8%, in the first nine months of 2012 as compared to the year-ago period due to several factors including a 3.8% increase in the number of average full-time employees, higher pay rates primarily driven by new collective bargaining agreements, and additional overtime for airport and call center employees related to our conversion to a single passenger service system.

Regional capacity purchase increased $80 million, or 4.4%, in the first nine months of 2012 as compared to the year-ago period primarily due to contractual amendments with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement and also due to an increase in the contractual rates with such regional carrier partner.

Distribution expenses decreased $64 million, or 5.8%, in the first nine months of 2012 as compared to the year-ago period due to reduced fees with our online ticket agents, lower credit card discount fees driven by legislation reducing costs on debit card sales and lower volume of global distribution systems fees paid in 2012 as compared to 2011.

Details of UAL’s special charges include the following for the nine months ended September 30 (in millions):

	2012	2011
Labor agreement costs	$454	$—
Integration-related costs	331	347
Voluntary severance and benefits	125	—
Gains on sale of assets and other special charges, net	(26)	(4)

Special charges	$884	$343

See Note 10 to the financial statements included in Part I, Item I of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the first nine months September 30 (in millions, except for percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(631)	$(731)	$(100)	(13.7)
Interest capitalized	26	24	2	8.3
Interest income	16	15	1	6.7
Miscellaneous, net	(7)	(94)	(87)	(92.6)

Total	$(596)	$(786)	$(190)	(24.2)

Interest expense decreased $100 million, or 13.7%, in the first nine months of 2012, compared to the year-ago period primarily due to a decrease in debt outstanding during the first nine months of 2012 as compared to debt outstanding during the year-ago period.

During the first nine months of 2012, miscellaneous, net included a fuel hedge ineffectiveness loss of $2 million primarily resulting from a decrease in fuel hedge ineffectiveness as compared to a loss of $87 million in the year-ago period. The first nine months of 2012 miscellaneous, net also included mark-to-market gains of $10 million from derivatives not qualifying for hedge accounting as compared to $0 in the year ago period.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. See Note 4 to the financial statements contained in Part I, Item 1 of this report for information related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2012, UAL had $6.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $7.8 billion at December 31, 2011. At September 30, 2012, UAL also had $471 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of September 30, 2012, the Company had its entire commitment capacity of $500 million under the Revolving Credit Facility available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2012, UAL had approximately $12.2 billion of debt and capital lease obligations, including $1.8 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of September 30, 2012, UAL had firm commitments to purchase 100 Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental.

As of September 30, 2012, United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2019. United also had options and purchase rights for 164 additional Boeing and Airbus aircraft.

As of September 30, 2012, Continental had firm commitments to purchase 68 new aircraft (44 Boeing 737 aircraft and 24 Boeing 787 aircraft) scheduled for delivery from October 1, 2012 through 2016. Continental also had options to purchase 83 Boeing aircraft. From October 1, 2012 through December 31, 2012, Continental expects to take delivery of six Boeing 737-900ER aircraft and four Boeing 787-8 aircraft.

Continental had arranged for enhanced equipment trust certificate (“EETC”) financing of 20 Boeing 737-900ER aircraft and six Boeing 787-8 aircraft scheduled for delivery through July 2013. In addition, United had secured considerable backstop financing commitments from its widebody aircraft and engine manufacturers, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item I of this report for additional information. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

UAL and Continental have concluded their discussions with Boeing regarding delays in delivery of certain Boeing 787 aircraft, and have reached a resolution with Boeing regarding compensation to be received in connection with those delays.

As of September 30, 2012, the Company has total capital commitments primarily related to aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $18.4 billion, of which approximately $0.9 billion, $1.5 billion, $1.7 billion, $1.9 billion, $2.8 billion and $9.6 billion are due in the last three months of 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company, United and/or Continental.

As of September 30, 2012, a substantial portion of UAL’s assets, principally aircraft, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. UAL’s cash flow provided by operations for the nine months ended September 30, 2012 was $845 million compared to $2.1 billion in the same period in 2011. The decrease is attributable to a decrease in the Company’s net income year-over-year and the cash flow impact of certain working capital items.

Investing Activities. UAL’s capital expenditures, net of financings, were $774 million and $510 million in the nine months ended September 30, 2012 and 2011, respectively. UAL’s capital expenditures for the nine months ended September 30, 2012 were primarily attributable to the purchase of new Boeing aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

In addition to capital expenditures during the nine months ended September 30, 2012, Continental acquired four aircraft through the issuance of debt, as discussed under Financing Activities below.

The purchase of short-term investments decreased to $22 million in the nine months ended September 30, 2012 from $754 million in the nine months ended September 30, 2011.

Financing Activities. In March 2012, Continental created two pass-through trusts which issued an aggregate principal amount of $892 million of pass-through certificates. Proceeds from the sale of the certificates are used to purchase equipment notes issued by Continental. Of the $892 million in proceeds raised by the pass-through trusts, Continental had received $577 million as of September 30, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The remaining amount is expected to be received during the last three months of this year as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes.

In October 2012, Continental created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, will be used to purchase equipment notes issued by Continental. Continental has not yet received any of the proceeds raised by the pass-through trusts. Continental expects to receive the proceeds from the issuance starting in the fourth quarter of 2012 and continuing through the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds are expected to be used to fund the acquisition of new aircraft.

During the nine months ended September 30, 2012, UAL made debt and capital lease payments of $1.2 billion. These payments include $195 million related to Continental’s Series 2002-1 EETCs.

In August 2012, the New Jersey Economic Development Authority (the “Authority”) issued approximately $101 million of special facility revenue bonds (the “2012 Bonds”) to provide funds for the defeasance of approximately $100 million of the Authority’s previously issued and outstanding special facility revenue bonds maturing on September 15, 2012 (the “Refunded Bonds”). The Refunded Bonds were guaranteed by Continental and payable from certain rental payments made by Continental pursuant to two lease agreements between the Authority and Continental. The 2012 Bonds are payable from certain loan repayments made by Continental under a loan agreement between Continental and the Authority. The 2012 Bonds are recorded by Continental as unsecured long-term debt.

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

United

The following table presents information related to United’s results of operations for the three and nine months ended September 30 (in millions, except percentage changes):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Operating Revenue:
Passenger revenue	$4,761	$5,085	(6.4)	$13,523	$13,807	(2.1)
Special revenue items	—	—	NM	—	88	NM
Cargo and other revenue	895	772	15.9	2,383	2,208	7.9

Total revenue	$5,656	$5,857	(3.4)	$15,906	$16,103	(1.2)

Operating Expenses:
Aircraft fuel	$1,914	$1,949	(1.8)	$5,685	$5,294	7.4
Salaries and related costs	1,046	1,092	(4.2)	3,166	3,117	1.6
Regional capacity purchase	387	407	(4.9)	1,152	1,190	(3.2)
Landing fees and other rent	271	246	10.2	807	773	4.4
Aircraft maintenance materials and outside repairs	313	299	4.7	862	881	(2.2)
Depreciation and amortization	232	228	1.8	695	684	1.6
Distribution expenses	172	194	(11.3)	526	580	(9.3)
Aircraft rent	78	82	(4.9)	234	243	(3.7)
Special charges	332	72	NM	604	236	NM
Other operating expenses	912	709	28.6	2,400	2,081	15.3

Total operating expenses	$5,657	$5,278	7.2	$16,131	$15,079	7.0

Operating income (loss)	$(1)	$579	NM	$(225)	$1,024	NM
Nonoperating expense	(119)	(162)	(26.5)	(388)	(486)	(20.2)

RPMs	30,702	31,992	(4.0)	86,763	88,638	(2.1)
ASMs	35,783	37,226	(3.9)	104,344	106,614	(2.1)

United had operating losses of $1 million and $225 million in the third quarter and first nine months of 2012, respectively, as compared to operating income of $579 million and $1 billion in the third quarter and first nine months of 2011, respectively. As compared to the third quarter of 2011, United’s consolidated revenue decreased $201 million, or 3.4%, to $5.7 billion for the three months ended September 30, 2012. United’s consolidated revenue decreased 1.2% for the nine months ended September 30, 2012 as compared to the year-ago period. These decreases are due to a decline in capacity in the third quarter and first nine months of 2012 as compared to the same periods in 2011 in addition to a one-time special revenue item in 2011.

Aircraft fuel expense decreased 1.8% and increased 7.4% in the third quarter and first nine months of 2012, respectively, as compared to the year-ago periods, which was primarily driven by volatility in market prices for aircraft fuel, as highlighted in the fuel table in Operating Expenses, above. Fuel hedge losses were $23 million in the three months ended September 30, 2012, compared to fuel hedge gains of $90 million in the three months ended September 30, 2011.

Other operating expenses increased $203 million, or 28.6%, in the third quarter of 2012 as compared to the year-ago period, and increased $319 million, or 15.3%, in the first nine months of 2012 as compared to 2011. These increases are primarily due to intercompany fuel transactions that are eliminated upon consolidation of the Company’s financial results.

United’s nonoperating expense decreased $43 million, or 26.5%, in the third quarter of 2012 as compared to the year-ago period, and decreased $98 million, or 20.2%, in the first nine months of 2012 as compared to the first nine months of 2011. This decrease is due to a reduction in interest expense as a result of a decrease in the principal amount of debt outstanding year-over-year in addition to larger fuel hedge ineffectiveness losses experienced in 2011.

Continental

The following table presents information related to Continental’s results of operations for the three and nine months ended September 30 (in millions, except percentage changes):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Operating Revenue:
Passenger revenue	$4,013	$3,922	2.3	$11,527	$10,884	5.9
Special revenue items	—	—	NM	—	19	NM
Cargo and other revenue	500	450	11.1	1,496	1,311	14.1

Total revenue	$4,513	$4,372	3.2	$13,023	$12,214	6.6

Operating Expenses:
Aircraft fuel	$1,493	$1,422	5.0	$4,359	$3,976	9.6
Salaries and related costs	943	906	4.1	2,692	2,575	4.5
Regional capacity purchase	240	211	13.7	735	617	19.1
Landing fees and other rent	234	230	1.7	670	678	(1.2)
Aircraft maintenance materials and outside repairs	171	152	12.5	479	455	5.3
Depreciation and amortization	147	156	(5.8)	442	473	(6.6)
Distribution expenses	184	183	0.5	512	523	(2.1)
Aircraft rent	167	171	(2.3)	513	516	(0.6)
Special charges	182	48	NM	280	107	NM
Other operating expenses	549	533	3.0	1,604	1,531	4.8

Total operating expenses	$4,310	$4,012	7.4	$12,286	$11,451	7.3

Operating income	$203	$360	(43.6)	$737	$763	(3.4)
Nonoperating expense	(99)	(122)	(18.9)	(200)	(316)	(36.7)
RPMs	25,319	24,861	1.8	70,856	69,424	2.1
ASMs	29,951	29,409	1.8	86,350	85,200	1.3

Continental’s operating income in the third quarter and first nine months of 2012 were $203 million and $737 million, respectively, as compared to operating income of $360 million and $763 million, respectively, in the third quarter and first nine months of 2011. As compared to the third quarter of 2011, Continental’s consolidated revenue increased $141 million, or 3.2%, to $4.5 billion for the three months ended September 30, 2012. These improvements were largely due to year-over-year capacity discipline, which in turn resulted in higher fares, stronger yields and increased traffic, as compared to the same period in 2011. Similarly, Continental’s consolidated revenue increased $809 million, or 6.6%, to $13 billion for the nine months ended September 30, 2012 as compared to the year-ago period.

Aircraft fuel expense increased approximately 5.0% and 9.6% in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011, primarily due to volatility in the market prices of aircraft fuel. Fuel hedge losses were $15 million and $52 million in the third quarter and first nine months of 2012, respectively.

Regional capacity purchase expense increased by 13.7% and 19.1% in the third quarter and first nine months of 2012, respectively, as compared to the year-ago periods, which was primarily due to a contractual amendment with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement.

Nonoperating expense includes a $1 million gain from fuel hedge ineffectiveness in the third quarter of 2012 as compared to a $23 million loss from fuel hedge ineffectiveness in the year ago period. Nonoperating expense also includes a $1 million loss from fuel hedge ineffectiveness in the first nine months of 2012 as compared to a $49 million loss from fuel hedge ineffectiveness in the first nine months of 2011. Continental’s nonoperating expense in the three months ended September 30, 2012 also includes a net loss of $31 million associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net loss and the related derivatives are reflected only in the Continental stand-alone financial statements. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income 2012	Diluted Earnings per Share 2012	Net Income 2011	Net Income (Loss) 2012	Diluted Earnings (Loss) per Share 2012	Net Income 2011
Net income (loss) — GAAP	$6	$0.02	$653	$(103)	$(0.31)	$978
Special revenue item	—	—	—	—	—	(107)
Special charges, net	514	1.33	120	882	2.37	343

Net income excluding special items — non-GAAP	$520	$1.35	$773	$779	$2.06	$1,214

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report except as follows:

Aircraft Fuel. As of September 30, 2012, UAL’s projected consolidated fuel requirements for the remainder of 2012 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)
UAL (a)
Heating oil collars	20%	$3.56	20%	$2.80
Brent crude oil collars	14	2.76	14	1.93
Diesel fuel collars	9	3.28	9	2.45
Diesel fuel call options	1	3.25	N/A	N/A

Total	44%		43%

(a)	At September 30, 2012, UAL had also hedged 26% of its projected first half 2013 fuel consumption.

At September 30, 2012, UAL fuel derivatives were in a net asset position of $33 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Fuel derivative disclosures for United and Continental are omitted under the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of September 30, 2012, disclosure controls and procedures of each company were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2012

Except as set forth below, during the three months ended September 30, 2012, there were no changes in UAL’s, United’s or Continental’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, their internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the first quarter of 2012, we made certain changes to internal controls over financial reporting related to our revenue accounting system and our frequent flyer accounting systems. In connection with our conversion to a single passenger service system in March 2012, United converted from its former revenue accounting system to the Continental revenue accounting system and frequent flyer passenger database. During the second and third quarters of 2012, we continued to make additional enhancements to the revenue accounting system to improve our internal controls over financial reporting, including a reconciliation of open coupon detail to the general ledger balance of advanced ticket sales. The operating effectiveness of these changes to the internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting as of the end of fiscal year 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The disclosures below include updates to certain legal proceedings included in the 2011 Annual Report. In addition to the legal proceedings below, UAL, United and Continental are parties to other legal proceedings as described in the 2011 Annual Report and in Part II, Item 1, “Legal Proceedings,” of the Company’s Form 10-Q for each of the quarters ended March 31, 2012 and June 30, 2012.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois. On November 22, 2010, United filed a motion to dismiss the matter which the district court granted on February 3, 2011. On April 1, 2011, the EEOC appealed the dismissal to the Seventh Circuit Court of Appeals. On March 7, 2012, the Seventh Circuit Court of Appeals upheld the district court’s decision dismissing the case. However, the three judge panel noted the split in the appellate court on this issue and potentially relevant precedent from the U.S. Supreme Court, and strongly recommended an en banc hearing of the case. On September 7, 2012, a unanimous Seventh Circuit overruled itself and previous Seventh Circuit precedent and held that there may be an obligation to place a minimally qualified disabled worker in a position over a more qualified non-disabled worker. The case was then remanded to the district court. The district court granted United’s motion to stay this mandate during appeal and United anticipates filing a Petition for Certiorari with the Supreme Court of the United States within 90 days of the September 7th opinion.

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

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the Merger, present the potential for a delay in achieving expected Merger synergies, could adversely affect the Company’s operations, and could result in increased costs that impair its financial performance.

United and Continental are both highly unionized companies. As of September 30, 2012, the Company and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

The successful integration of United and Continental and achievement of the anticipated benefits of the combined company depend in part on integrating United and Continental employee groups and maintaining productive employee relations. In order to fully integrate the pre-Merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups of United and Continental is governed by a combination of the Railway Labor Act (the “RLA”), the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. A delay in or failure to integrate the United and Continental employee groups presents the potential for delays in achieving expected Merger synergies, increased operating costs and labor disputes that could adversely affect our operations.

We are currently in the process of negotiating joint collective bargaining agreements with all of our represented employee groups, including our pilots, fleet and passenger service agents, reservations agents, flight attendants, technicians, dispatchers and storekeepers. Achieving joint collective bargaining agreements with our represented employee groups is likely to increase our labor costs, which increase could be material.

On August 3, 2012, the Company announced that it had reached an agreement in principle with respect to a new joint collective bargaining agreement with the Air Line Pilots Association, International (“ALPA”) representing pilots at United and Continental. The agreement in principle is subject to definitive documentation, and any such definitive documentation is subject to approvals by each of the United and Continental ALPA master executive councils and ratification by the Company’s pilots.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 25, 2012	By:	/s/ John D. Rainey

John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 25, 2012	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: October 25, 2012	By:	/s/ John D. Rainey

John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 25, 2012	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

Continental Airlines, Inc.
(Registrant)

Date: October 25, 2012	By:	/s/ John D. Rainey

John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 25, 2012	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Purchase Agreement No. PA-03784 dated July 12, 2012 between The Boeing Company (“Boeing”) and United Air Lines, Inc.

^10.2	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784 dated September 27, 2012 between Boeing and United Air Lines, Inc.

^10.3	UAL United Continental	Purchase Agreement No. PA-03776 dated July 12, 2012 between Boeing and United Continental Holdings, Inc.

^10.4	UAL United Continental	Letter Agreement No. 6-1162-KKT-080 dated July 12, 2012 among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc.

^10.5	UAL Continental	Supplemental Agreement No. 59 to Purchase Agreement No. 1951 dated July 12, 2012 between Boeing and Continental Airlines, Inc.

^10.6	UAL United	Purchase Agreement No. 3860 dated September 27, 2012 between Boeing and United Air Lines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Air Lines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.3	Continental	Continental Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	United Continental	Unaudited Pro Forma Condensed Combined Financial Information of United and Continental

101.1	UAL United Continental	XBRL Instance Document

101.2	UAL United Continental	XBRL Taxonomy Extension Schema Document

101.3	UAL United Continental	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United Continental	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United Continental	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United Continental	XBRL Taxonomy Extension Presentation Linkbase Document

^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.